Form 10-Q
period 1995-03-31
BMJ FINANCIAL CORP
filed 1995-05-17
CIK 731244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                 For the quarterly period ended March 31, 1995

                                      or

(   ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from __________________ to  __________________

Commission File Number               0-13440
                       -------------------------------------

                             B.M.J. FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                        22-2474875
- - -------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     243 ROUTE 130, BORDENTOWN, NJ                           08505
- - ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)

                                 (609) 298-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )   No  (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,598,501 shares of common stock, $1.00 par value, outstanding on April 1, 1995.

                                     INDEX


PART 1.  FINANCIAL INFORMATION


Consolidated Balance Sheet -
         March 31, 1995 and December 31, 1994 (Unaudited)

Consolidated Statement of Operations -
         Three months ended March 31, 1995 and 1994 (Unaudited)

Consolidated Statement of Cash Flows -
         Three months ended March 31, 1995 and 1994 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART 11. OTHER INFORMATION


SIGNATURES

                    B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Balance Sheet

(Unaudited)
(In thousands)

                                                                     March 31,     December 31,
                                                                       1995           1994
                                                                    ---------       ---------
ASSETS
Cash and cash equivalents:
     Cash and due from banks .................................      $  17,099       $  21,725
     Money market investments ................................          7,757          23,054
                                                                    ---------       ---------
          Total cash and cash equivalents ....................         24,856          44,779
                                                                    ---------       ---------

Securities available for sale (amortized cost of $4,710 at
     March 31, 1995 and $3,006 at December 31, 1994) .........          4,658           2,911

Securities held to  maturity  (market  value of  $111,726  at
     March 31, 1995 and $113,095 at December 31, 1994):
     U.S. Treasury securities ................................         19,285          25,308
     U.S. government agencies and corporations ...............         89,820          89,815
     States and political subdivisions .......................          5,120           3,080
     Other securities ........................................            781             781
                                                                    ---------       ---------
          Total securities held to maturity ..................        115,006         118,984
                                                                    ---------       ---------

Loans, net of unearned income ................................        370,258         354,480
Less reserve for loan losses .................................         12,783          12,485
                                                                    ---------       ---------
          Net loans ..........................................        357,475         341,995
                                                                    ---------       ---------

Premises and equipment, net ..................................          5,493           5,598
Other real estate, net .......................................          4,350           7,214
Other assets .................................................         16,198          16,951
                                                                    ---------       ---------
          Total assets .......................................      $ 528,036       $ 538,432
                                                                    =========       =========

                    B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Balance Sheet
                                  (Continued)

(Unaudited)
(In thousands)
                                                                     March 31,     December 31,
                                                                       1995           1994
                                                                    ---------       ---------
LIABILITIES
Demand deposits (noninterest-bearing) ........................      $  73,498       $  78,446
Savings and interest checking ................................        253,931         271,209
Certificates of deposit of $100,000 or more ..................          5,947           4,483
Other time deposits ..........................................        112,105         109,436
                                                                    ---------       ---------
          Total deposits .....................................        445,481         463,574
                                                                    ---------       ---------

Securities sold under agreements to repurchase ...............         13,891           8,857
Other liabilities ............................................          6,524           4,955
Capital notes ................................................          2,700           2,700
                                                                    ---------       ---------
          Total liabilities ..................................        468,596         480,086
                                                                    ---------       ---------

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share.
Authorized 10,000,000 shares;
     issued and outstanding 7,598,501 shares at March 31, 1995
     and 7,597,513 at December 31, 1994 ......................          7,598           7,597
Surplus ......................................................         36,322          36,311
Retained earnings ............................................         15,555          14,501
Unrealized losses on securities available for sale, net of tax            (35)            (63)
                                                                    ---------       ---------
          Total shareholders' equity .........................         59,440          58,346
                                                                    ---------       ---------
          Total liabilities and shareholders' equity .........      $ 528,036       $ 538,432
                                                                    =========       =========

See notes to consolidated financial statements.

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Operations
                    (In Thousands, Except Per Share Amounts)

(Unaudited)                                             Three months ended  March 31,
                                                        -----------------------------
                                                             1995            1994
                                                         ----------      ----------
INTEREST INCOME
Interest and fees on loans ........................      $    7,773      $    7,537
Interest on money market investments:
     Time deposits with other banks ...............              48              43
     Interest bearing deposits with other banks ...               8              24
     Federal funds sold and repurchase agreements .              54             172
     Other short term investments .................             136              78
Interest on securities available for sale:
     U.S. Treasury securities .....................              33             228
     U.S. government agencies and corporations ....              --              75
     States and political subdivisions (tax-exempt)               3               5
     Other securities .............................              --               3
Interest on securities held to maturity:
     U.S. Treasury securities .....................             288             270
     U.S. government agencies and corporations ....           1,244           1,042
     States and political subdivisions (tax-exempt)              60              61
     Other securities .............................              12              12
                                                         ----------      ----------
          Total interest income ...................           9,659           9,550
                                                         ----------      ----------

INTEREST EXPENSE
Savings and interest checking deposits ............           1,318           1,495
Certificates of deposit of $100,000 or more .......              48              59
Other time deposits ...............................           1,132             968
Other debt ........................................             214             113
                                                         ----------      ----------
          Total interest expense ..................           2,712           2,635
                                                         ----------      ----------
Net interest income ...............................           6,947           6,915
Provision for loan losses .........................              --              --
                                                         ----------      ----------
          Net interest income after provision
             for loan losses ......................           6,947           6,915
                                                         ----------      ----------

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Operations
                                  (Continued)
                    (In Thousands, Except Per Share Amounts)

(Unaudited)                                             Three months ended  March 31,
                                                        -----------------------------
                                                             1995            1994
                                                         ----------      ----------
NONINTEREST INCOME
Service charges, commissions, and fees ............             977           1,254
Trust income ......................................             120              75
                                                         ----------      ----------
          Total noninterest income ................           1,097           1,329
                                                         ----------      ----------

NONINTEREST EXPENSE
Salaries and employee benefits ....................           2,508           2,719
Net occupancy .....................................             731             842
Other real estate expense .........................             180             406
Other .............................................           2,377           2,679
                                                         ----------      ----------
          Total noninterest expense ...............           5,796           6,646
                                                         ----------      ----------
Income before income tax expense ..................           2,248           1,598
Income tax expense ................................             814               4
                                                         ----------      ----------
NET INCOME ........................................      $    1,434      $    1,594
                                                         ==========      ==========

Net income per share ..............................      $     0.19      $     0.21
                                                         ==========      ==========

Weighted average shares outstanding ...............       7,900,260       8,095,774
                                                         ==========      ==========

See notes to consolidated financial statements.

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Cash Flows

(unaudited)
(in thousands)

                                                              Three months ended March 31,
                                                              ----------------------------
                                                                 1995              1994
                                                               --------          --------
Cash flows from operating activities:
  Net income ............................................      $  1,434          $  1,594
  Adjustments to reconcile net income to net cash
      from operating activities:
    Depreciation of premises and equipment ..............           213               238
    Amortization of intangibles .........................            28               159
    Net accretion of securities available for sale ......           (41)             (172)
    Net amortization (accretion) of securities held
        to maturity .....................................            18               (74)
    Provision for other real estate .....................          --                 238
    Net (increase) decrease in other real estate owned ..            67               (25)

    Increase (decrease) in equity from unrealized holding
        loss on securities available for sale net of tax             28               (28)
    Decrease in other assets ............................           725               392
    Increase in other liabilities .......................         1,569               558
                                                               --------          --------
Net cash provided by operating activities ...............         4,041             2,880
                                                               --------          --------
Cash flows from investing activities:
    Proceeds from maturities of securities available
        for sale ........................................          --               5,853
    Purchase of securities available for sale ...........        (1,706)           (2,749)
    Proceeds from maturities of securities held to
        maturity ........................................         6,306            17,535
    Purchase of securities held to maturity .............        (2,346)           (3,596)
    Net (increase) decrease in loans ....................       (13,954)           (2,930)
    Proceeds from other real estate .....................         1,270             3,203
    Property and equipment expenditures .................          (107)             (200)
                                                               --------          --------
Net cash provided by (used in) investing activities .....       (10,537)           22,976
                                                               --------          --------

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Cash Flows

(unaudited)
(in thousands)
                                                              Three months ended March 31,
                                                              ----------------------------
                                                                 1995              1994
                                                               --------          --------
Cash flows from financing activities:
  Net decrease in demand deposits, savings
     and interest checking accounts .....................       (22,226)          (14,252)
  Net increase (decrease) in certificates of deposit ....         4,133            (4,473)
  Repayments of capital notes ...........................          --                 (10)
  Net increase  in securities sold under
     agreements to repurchase ...........................         5,034             1,478
  Dividends declared ....................................          (380)             --
  Issuance of stock .....................................            12              --
                                                               --------          --------
Net cash used in financing activities ...................       (13,427)          (17,257)
                                                               --------          --------
Net change in cash and cash equivalents .................       (19,923)            8,599
Cash and cash equivalents at beginning of period ........        44,779            56,251
Cash and cash equivalents at end of period ..............      $ 24,856          $ 64,850
                                                               ========          ========
Cash paid during the period for:
  Interest ..............................................      $  2,709          $  2,783
                                                               ========          ========
  Income taxes ..........................................          --                --
                                                               ========          ========
Noncash investing activities:
  Transfer of loans to other real estate, net ...........      $  1,408          $    202
                                                               ========          ========
  Transfer of insubstance foreclosures to loans
     upon adoption of FASB 114 ..........................      $  2,935              --
                                                               ========          ========
  Transfer of securities available for sale to
     securities held to maturity ........................          --            $ 28,237
                                                               ========          ========

See notes to consolidated financial statements.

                    B.M.J. FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis For Financial Statement Presentation

         The information in this report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial data as of and for the three-month periods ended March 31, 1995 and 1994. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1995.

         The accompanying consolidated financial statements include the accounts of B.M.J. Financial Corp. in addition to those of The Bank of Mid-Jersey ("Mid-Jersey"), a wholly-owned subsidiary of B.M.J. Financial Corp. Unless the context otherwise indicates, the term "BMJ" as used herein refers to the consolidated B.M.J. Financial Corp. and The Bank of Mid-Jersey entity. All significant intercompany accounts and transactions have been eliminated. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the reserves for loan losses and other real estate, management periodically obtains independent appraisals for significant properties.

         Management believes that the reserves for losses on loans and other real estate are adequate in relation to the risks and uncertainties inherent in those portfolios. While management uses available information to determine the appropriate recognition of losses on loans and other real estate, future additions to the reserves may be necessary based on, among other things, changes in economic conditions, particularly in New Jersey, and the changing circumstances of the borrowers. In addition, various regulatory agencies, as an integral part of their examinations, periodically review BMJ's reserves for loan losses. Such agencies may request BMJ to consider recognizing additions to the reserves based on the regulators' judgments about information available to them at the time of their examination.

         These statements should be read in conjunction with the notes to the consolidated financial statements contained in B.M.J. Financial Corp.'s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1994, to which reference is hereby made.


2.       Divestitures and  Merger

         Effective June 24, 1994, having received the required regulatory and shareholder approvals, BMJ completed the merger of its Mount Holly State Bank subsidiary into its lead bank subsidiary, The Bank of Mid-Jersey. This merger was consistent with the corporate-wide restructuring program initiated in 1993, with the objectives being to increase operating efficiency and enhance the level of service provided to customers.

         On July 29, 1994, BMJ completed the sale of its Southern Ocean State Bank subsidiary, located in Tuckerton, New Jersey, to another financial institution for a total consideration of $6.8 million in cash. At June 30, 1994, Southern Ocean State Bank had total assets of $69.1 million and had net income of $591 thousand for the six-month period ended June 30, 1994.

         On November 18, 1994, BMJ's Mid-Jersey subsidiary sold the furnishings and equipment of its Willingboro branch office to another financial institution which also assumed approximately $6.6 million of deposit liabilities and the remaining term of the facility lease. This transaction resulted in a net reduction in BMJ's asset base of $6.3 million and a pre-tax gain of approximately $104 thousand that is included in 1994 results of operations.


3. Securities

         On January 1, 1994, BMJ adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In accordance with FAS 115, investments are classified into three categories: (1) held to maturity securities, which are reported at amortized cost; (2) trading securities, which are reported at fair value with unrealized gains and losses included in earnings; and (3) available for sale securities, which are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity and excluded from earnings. BMJ currently has no securities classified as trading securities.

         Securities classified as available for sale may be sold prior to their contractual maturity in response to changing market and interest rate conditions or as part of an overall asset/liability strategy. These securities are carried at their market value with unrealized gains and losses carried, net of tax, as adjustments to shareholders' equity. Gains and losses on disposition are included in earnings using the specific identification method.

         Securities held to maturity are comprised of securities that BMJ has the positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premium or accretion of discount. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Unrealized losses due to fluctuations in market value are recognized as security losses when a decline in value is assessed as being other than temporary.


4.       Provision For Loan Losses

         The provision for loan losses charged against operating income is determined by management based upon, among other things, a continuing review of the loan portfolio, past experience and conditions which may affect the borrower's ability to repay. The reserve for loan losses is based on management's estimates, and actual losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in the periods in which they become known.


5.       Other Real Estate

         Other real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated costs of disposal. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the reserve for loan losses. A reserve for other real estate has been established to provide for subsequent write-downs that may be required to the carrying value of the property or losses on the sales of properties. The reserve is established through charges to other real estate expense. Operating results of other real estate owned, including rental income and operating expenses, are recorded in other real estate expense. Gains and losses realized from the sales of other real estate are included in noninterest income. Specific dates of disposal cannot realistically be projected without the existence of firm contracts for sale. At this time, contracts for sale exist on certain foreclosed assets representing an insignificant portion of the carrying value on the balance sheet.


6.       Income Taxes

         BMJ files a consolidated Federal income tax return, and the amount of income tax expense or benefit is computed and allocated among subsidiaries on a separate return basis. BMJ utilizes the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences, which are inherent in the tax filing process, are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enacted date.

         BMJ's Federal income tax returns for the calendar years 1990 through 1993 are currently undergoing an examination by the Internal Revenue Service. In the course of their examination, the IRS has proposed certain adjustments which management believes will not have a material effect on the consolidated financial statements.

                    B.M.J. Financial Corp. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


The following discussion and analysis addresses material changes in BMJ's financial condition between December 31, 1994 and March 31, 1995 and material changes in its results of operations with respect to the three-month periods ended March 31, 1995 and 1994.


Results of Operations

Earnings Performance

         BMJ reported net income for the first quarter ended March 31, 1995 of $1.4 million, compared to net income of $1.6 million for the 1994 first quarter.

         On a per share basis, earnings for the first quarter of 1995 were $0.19, compared to earnings of $0.21 for the first quarter of 1994.

         Net interest income totaled $6.9 million for both the first quarter ended March 31, 1995 and the first quarter of 1994. BMJ's taxable equivalent net interest margin remained strong at 5.76% for the quarter ended March 31, 1995 compared to 4.93% for the first quarter of 1994, primarily as a result of the continued reduction of nonperforming asset levels and growth in the loan portfolio.

         BMJ continued to pursue its program to reduce the level of total noninterest expenses while increasing operating efficiency. As a result, total noninterest expenses for the first quarter of 1995 amounted to $5.8 million, a reduction of 13% from total noninterest expenses of $6.6 million for the 1994 first quarter. For the three-month period ended March 31, 1995, BMJ's efficiency ratio improved to 70% compared to 79% for the three-month period ended March 31, 1994.

         Operating results for 1994 include those of BMJ's Southern Ocean State Bank subsidiary and the Willingboro branch of BMJF's The Bank of Mid-Jersey subsidiary. Southern Ocean State Bank was sold in July 1994 and the Willingboro branch was sold in November 1994.


         Net Interest Income

         Net interest income is interest earned on loans and other interest-earning assets minus interest paid on deposits and other borrowed funds. Interest rate fluctuations as well as changes in the volume and mix of interest-earning assets and interest-bearing liabilities combine to affect net interest income.

         BMJ's net interest income was $6.9 million for both the first quarter ended March 31, 1995 and for the first quarter of 1994. The financial summary in Table 1 details yields and rates of major interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 1995 and 1994. Among other things, Table 1 shows that the net interest margin between yields on average interest-earning assets and costs of average funding sources was 5.76% for the three-month period ended March 31, 1995 and 4.93% for the comparable 1994 period. The increase in the net interest margin reflects wider interest spreads resulting from repricing of greater amounts of maturing interest-earning assets than interest-bearing liabilities in a higher interest rate environment. The improvement in net interest income in the first quarter of 1995 compared with the first quarter of 1994 (when considered in light of the $80.4 million reduction in BMJ's average earning assets at March 31, 1995 versus Mrach 31,
1994) is also attributable to the continuing reduction in BMJ's level of nonperforming assets whereby the proceeds from sales of properties are invested in interest-earning assets. Total nonperforming assets at March 31, 1995 totaled $12.5 million, down from $14.2 million at December 31, 1994.

         Noninterest Income

         BMJ's revenues include noninterest income, which consists primarily of service charges on deposit accounts, gains or losses on securities sales and trust service fees. Noninterest income was $1.1 million for the first quarter of 1995 compared to $1.3 million for the first quarter of 1994.

         Service charges, commissions and fees amounted to $977 thousand for the first quarter of 1995 compared to $1.3 million for the first quarter of 1994. The decrease for the first quarter of 1995 versus the first quarter of 1994 is primarily due to the lower level of total deposit accounts during the first quarter of 1995 subject to service charges and other fees as a result of the sale of BMJ's Southern Ocean State Bank on July 29, 1994.

         There were no gains or losses from securities transactions for the quarters ended March 31, 1995 and 1994. Management anticipates that BMJ will continue to transact a significantly lower volume of sales of securities during the remainder of 1995.

         Noninterest Expense

         Noninterest expense for the quarter ended March 31, 1995 was $5.8 million, a reduction of 12.8% from total noninterest expense for the 1994 first quarter as BMJ continued to pursue its program to reduce the level of total overhead expenses while increasing operating efficiency. Two significant initiatives completed during 1994 which have had an impact on reducing BMJ's level of noninterest expenses when comparing 1995 results with 1994 results, were the merger of BMJ's two principal subsidiaries, The Bank of Mid-Jersey and Mount Holly State Bank, and the sale of BMJ's Southern Ocean State Bank subsidiary. As previously discussed, Southern Ocean State Bank's operating results are included in BMJ's operating results for 1994's first quarter.

         Salaries and employee benefits amounted to $2.5 million for the quarter ended March 31, 1995 compared to $2.7 million for the quarter ended March 31, 1994. BMJ has reduced the number of full-time equivalent employees at March 31, 1995 to 281 employees, a reduction of 20.2% from 352 full-time equivalent employees at March 31, 1994.

         Other real estate expense amounted to $180 thousand for the quarter ended March 31, 1995, a 55.7% reduction from the $406 thousand reported at March 31, 1994. Other real estate expenses include the costs to maintain repossessed properties such as real estate taxes, insurance and general maintenance expenses. During the three-month period ended March 31, 1995, BMJ was able to reduce the net balance of its other real estate portfolio primarily through sales of properties to a balance of $4.4 million at March 31, 1995 compared to a net balance of $11.5 million at March 31, 1994. As a result, BMJ was able to achieve corresponding reductions in other real estate expenses for the three-month period ended March 31, 1995 when compared with the three-month period ended March 31, 1994.

         The other (or miscellaneous) noninterest expense category totaled $2.4 million for the quarter ended March 31, 1995 versus $2.7 million for the 1994 first quarter. Included in this decrease in the noninterest expense category are the current year reductions in the FDIC insurance assessment and legal fees. The first quarter 1995 decrease of 28.1% to $263 thousand in the FDIC insurance assessment is a result of the combination of BMJ's strong capital ratios plus a decrease in the levels of those deposits subject to the insurance assessment. The first quarter 1995 decrease in BMJ's legal fees of 37.0% to $252 thousand is a result of a lower level of nonperforming assets, thereby decreasing litigation costs in pursuing collection of delinquent loans and in obtaining title to properties through the foreclosure process.


         Income Tax Expense

         Income tax expense increased to $814 thousand for the three-month period ended March 31, 1995 compared to $4 thousand for the comparable 1994 period.

         During 1994, BMJ realized certain income tax benefits under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which was adopted by BMJ on January 1, 1993. During 1994, BMJ had fully recognized all of its available alternative minimum tax credits and reversed the deferred tax asset valuation allowance established in 1993 and, as such, the book tax provision was offset by a reduction of a portion of the deferred tax asset valuation allowance. As a result, income tax expense for the three-month period ended March 31, 1995 represents the tax provision associated with the first quarter 1995 results of operations.


Balance Sheet Analysis

         Total assets of BMJ amounted to $528.0 million at March 31, 1995, decreasing from $538.4 million at December 31, 1994. This decrease is primarily attributable to a lower level of total deposits at March 31, 1995 versus December 31, 1994. Total deposits of $445.5 million at March 31, 1995 represents a 3.9% reduction from the $463.6 of total deposits at December 31, 1994. This reduction can be attributed to the high level of competition that exists among financial institutions in BMJ's market for retail deposits. Through renewed marketing programs and competitively priced deposit products, it is BMJ's intention to increase its share of the retail deposits market.

         During 1995, BMJ continued to improve its capital ratios and its balance sheet condition. Shareholders' equity increased from $58.3 million at December 31, 1994 to $59.4 million at March 31, 1995. Consequently, the ratio of shareholders' equity to total assets at March 31, 1995 increased to 11.3% compared to 10.8% at December 31, 1994.

         In addition, asset quality continued to improve as total nonperforming assets at March 31, 1995 amounted to $12.5 million compared to $14.2 million at December 31, 1994.

         The following discussion deals with the major components of the balance sheet.

         Securities Available for Sale

         Securities which may be sold in response to changing market and interest rate conditions or as part of BMJ's asset/liability management strategy have been classified as securities available for sale. The securities available for sale portfolio amounted to $4.7 million at March 31, 1995 compared to $2.9 million at December 31, 1994. The securities available for sale portfolio is carried at fair market value at March 31, 1995 and December 31, 1994.

         Table 1 details the composition of the securities available for sale portfolio. In addition, Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the three-month periods ended March 31, 1995 and 1994.


         Securities Held to Maturity

         Securities held to maturity are comprised of securities that BMJ has the positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premium or accretion of discount. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Gains or losses on disposition are computed by the specific identification method and are included in noninterest income. Unrealized losses due to fluctuations in market value are recognized as security losses when a decline in value is assessed as being other than temporary.

         The securities held to maturity portfolio amounted to $115.0 million at March 31, 1995 compared to $119.0 million at December 31, 1994. Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the three-month periods ended March 31, 1995 and 1994.

                                    Table 1
                               Financial Summary
  Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)
(in thousands)                                                     Three months ended                      Three months ended
                                                                      March 31, 1995                          March 31, 1994
                                                            ------------------------------------------------------------------------
                                                            Average        Yields     Interest       Average     Yields     Interest
                                                            Balance          or       Income/        Balance       or       Income/
                                                                           Rates      Expense                    Rates      Expense
                                                            --------       ----       --------       --------    ----       --------
INTEREST-EARNING ASSETS
Money market investments:
    Time deposits with other banks .....................    $  3,318       5.87%      $     48       $  5,448    3.20%      $     43
    Interest bearing deposits with other banks .........         627       5.17              8          3,159    3.08             24
    Federal funds sold and repurchase agreements .......       3,734       5.87             54         22,332    3.12            172
    Other short term investments .......................       9,167       6.02            136          9,399    3.37             78
                                                            --------       ----       --------       --------    ----       --------
    Total money market investments .....................      16,846       5.92            246         40,338    3.19            317

Securities available for sale:
    U.S. Treasury securities ...........................       2,929       4.57             33         26,743    3.46            228
    U.S. government agencies and corporations ..........        --           --           --            7,425    4.10             75
    States and political subdivisions ..................         288       5.63              4            444    7.31              8
    Other securities ...................................        --           --           --              232    5.24              3
                                                            --------       ----       --------       --------    ----       --------
        Total securities available for sale ............       3,217       4.66             37         34,844    3.65            314

Securities held to maturity:
    U.S. Treasury securities ...........................      21,299       5.48            288         25,920    4.22            270
    U.S. government agencies and corporations ..........      89,817       5.62          1,244         92,459    4.57          1,042
    States and political subdivisions ..................       4,268       8.65             91          4,853    7.69             92
    Other securities ...................................         781       6.23             12            857    5.68             12
                                                            --------       ----       --------       --------    ----       --------
        Total securities held to maturity ..............     116,165       5.71          1,635        124,089    4.63          1,416
Loans, net of unearned income ..........................     361,309       8.82          7,862        378,689    8.15          7,613
                                                            --------       ----       --------       --------    ----       --------
        Total interest-earning assets ..................    $497,537       7.97%      $  9,780       $577,960    6.78%      $  9,660
                                                            ========       ====       ========       ========    ====       ========

                              Table 1 (Continued)
                               Financial Summary
  Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)
(in thousands)                                                     Three months ended                      Three months ended
                                                                      March 31, 1995                          March 31, 1994
                                                            ------------------------------------------------------------------------
                                                            Average        Yields     Interest       Average     Yields     Interest
                                                            Balance          or       Income/        Balance       or       Income/
                                                                           Rates      Expense                    Rates      Expense
                                                            --------       ----       --------       --------    ----       --------
FUNDING SOURCES
Deposits:
    Savings and interest checking ......................    $260,442       2.05%      $  1,318       $350,193    1.73%      $  1,495
    Certificates of deposit of $100,000 or more ........       4,488       4.34             48          6,573    3.64             59
    Other time deposits ................................     110,363       4.16          1,132        120,618    3.25            968
                                                            --------       ----       --------       --------    ----       --------
       Total interest-bearing deposits ................      375,293       2.70          2,498        477,384    2.14          2,522

Securities sold under agreements to repurchase .........      13,567       4.69            157          2,724    1.79             12
Other borrowed funds ...................................         505       4.82              6           --        --           --
Other debt .............................................       2,700       7.66             51          4,811    8.51            101
                                                            --------       ----       --------       --------    ----       --------
    Total interest-bearing liabilities .................     392,065       2.81          2,712        484,919    2.20          2,635
Portion of noninterest-bearing funding sources .........     105,472         --           --           93,041      --           --
                                                            --------       ----       --------       --------    ----       --------
    Total funding sources ..............................    $497,537       2.21%      $  2,712       $577,960    1.85%      $  2,635
                                                            ========       ====       ========       ========    ====       ========

Net interest margin and net interest income ............                   5.76%      $  7,068                   4.93%      $  7,025
                                                                           ====       ========                   ====       ========

Loan Portfolio

      BMJ's loan portfolio represented 70.1% of total assets at March 31, 1995, compared to 65.8% at December 31, 1994. BMJ's loan portfolio amounted to $370.3 million at March 31, 1995 increasing from $354.5 million at December 31, 1994.

      The following table provides a comparative analysis of the loan portfolio composition:

(in thousands)                                           March 31,    December 31,
                                                           1995           1994
                                                         --------       --------
Commercial, financial and agricultural ...........       $ 21,932       $ 22,822
Real estate - mortgage ...........................        280,500        272,878
Real estate - construction .......................         31,431         28,420
Consumer .........................................         36,395         30,360
                                                         --------       --------
                                                         $370,258       $354,480
                                                         ========       ========

   Substantially all of BMJ's lending activity is to customers, or secured by property, located within Mercer, Burlington and Ocean counties in New Jersey. Of the portfolio as a whole, at March 31, 1995, approximately 84.2% of BMJ's loans are secured by real estate.


Nonperforming Assets

   Nonperforming   assets,  as  summarized  in  the  table  below,   consist  of
nonperforming loans plus net other real estate owned.

(in thousands)
                                                      March 31,      December 31,
                                                        1995             1994
                                                     ---------        ---------
Nonperforming Loans:
Loans past due 90 days or
     more and accruing .......................       $     168        $   1,264
Nonaccrual loans .............................           8,022            5,769
                                                     ---------        ---------
    Total nonperforming loans ................           8,190            7,033
                                                     ---------        ---------

Other Real Estate:
Insubstance foreclosure ......................            --              2,935
Other real estate ............................           5,079            5,237
Loss reserve .................................            (729)            (958)
                                                     ---------        ---------
    Total other real estate, net .............           4,350            7,214
                                                     ---------        ---------

Total Nonperforming Assets ...................       $  12,540        $  14,247
                                                     =========        =========

   Nonperforming loans include nonaccrual loans and loans 90 days or greater past due and still accruing. Loans are generally reported as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is determined to be in jeopardy. Loans, with the exception of partially charged off loans or loans with any portion classified as doubtful, may be placed back on accrual status when they become current as to both principal and interest and when concern as to future collectibility in full no longer exists. The remaining recorded balance of a partially charged off loan, however, may be returned to accrual status if the entire contractual loan balance, together with all unpaid contractual interest, is determined to be fully collectible. Nonperforming loans as a percentage of total loans were 2.2% as of March 31, 1995 and 2.0% as of December 31, 1994.

   The following table illustrates the activity in BMJ's nonaccrual loans during the three-month period ended March 31, 1995.

(in thousands)                           Three Months Ended
                                           March 31, 1995
                                         ------------------
                                             Nonaccrual
                                                Loans

Balance, January 1, 1995 ...........            $ 5,769
New defaults .......................              3,629
Assets foreclosed upon or designated
   as Other Real Estate ............               (735)
Payoffs, cures and sales ...........               (595)
Chargeoffs and writedowns ..........                (46)
                                                -------
Balance, March 31, 1995 ............            $ 8,022
                                                =======

   Potential problem loans consist of loans which are included in performing loans at March 31, 1995, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At March 31, 1995, such potential problem loans amounted to approximately $4.1 million. Depending on the state of the economy and the impact thereof on BMJ's borrowers, as well as other future events, these loans and others not currently so identified could be classified as nonperforming loans in the future.

            The following table illustrates the activity in BMJ's other real estate during the three-month period ended March 31, 1995.

                                                                   Three Months Ended
   (in thousands)                                                     March 31, 1995
                                                                   ------------------
Balance, January 1, 1994 ........................................       $ 8,172
   Additions:
      Assets foreclosed upon or designated
           as Other Real Estate .................................         1,408
                                                                        -------
         Total additions ........................................         9,508
                                                                        -------
   Deductions:
      Sales and other reductions ................................        (1,267)
      Transfer of insubstance foreclosures to loans
          upon adoption of FAS 114 ..............................        (2,935)
      Writedowns to fair value/Chargeoffs .......................          (299)
                                                                        -------
         Total deductions .......................................        (4,501)
   Subtotal .....................................................         5,079
   Less loss reserve ............................................          (729)
Balance, March 31, 1995 .........................................       $ 4,350
                                                                        =======

   Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. A reserve for other real estate has been established to maintain the portfolio at the lower of cost or fair value less estimated disposition costs.

   The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") in May 1993. FAS 114 establishes standards to determine in what circumstances a creditor should measure impairment of a loan based on either the present (discounted) value of expected future cash flows related to the loan, the market price of the loan or the fair value of the underlying collateral. FAS 114 became effective in 1995. Adoption of FAS 114 has not materially impacted BMJ's financial position or results of operations.

   The following table sets forth information concerning the other real estate loss reserve activity for the three-month periods ended March 31, 1995 and 1994.

                                                               Three Months Ended
   (in thousands)                                  March 31, 1995              March 31, 1994
                                                   --------------              --------------
   Balance, beginning of year                           $   958                     $ 2,614
      Add: provision charged to expense ........              -                         238
                                                        -------                      ------
                                                            958                       2,852
      Less: writedowns .........................           (229)                       (824)
                                                        -------                      ------
   Balance, at end of period ...................        $   729                     $ 2,028
                                                        =======                     =======

   Reserve for Loan Losses

   At March 31, 1995, the reserve for loan losses totaled $12.8 million compared to $12.5 million at March 31, 1994. The ratio of the reserve for loan losses to total loans at March 31, 1995 was 3.45% versus 3.52% at December 31, 1994. The table below provides a summary of the activity in the loan loss reserve plus additional key ratios for assessing the adequacy of the reserve for loan losses at March 31, 1995 and December 31, 1994.

                                                 Three Months Ended
(in thousands)                            March 31, 1995     March 31, 1994
                                         ---------------     --------------
Reserve balance, beginning of year ..      $   12,485          $   14,423
   Gross charge-offs ................            (172)             (1,370)
   Less: recoveries .................             470                 379
                                           ----------          ----------
Net (charge-offs) recoveries ........             298                (991)
Provision charged to operations .....            --                  --
                                           ----------          ----------
Reserve, at end of period ...........      $   12,783          $   13,432
                                           ==========          ==========

Loans, end of period ................      $  370,258          $  377,027
Average loans outstanding ...........      $  361,309          $  378,689
Ratio of net (charge-offs) recoveries
   to average loans outstanding .....             .08%               (.26%)

Ratio of reserve for loan losses
   to nonperforming loans ...........          156.08%             118.96%

Ratio of reserve for loan losses
   to loans, end of period ..........            3.45%               3.56%

   Management has adopted a reserve adequacy methodology that requires specific reserve assessment for all loans including residential real estate mortgages and consumer loans. This methodology assigns reserves based upon credit risk rating for specific loans and general reserves for all other loans. The general reserves are based on historical charge-off experience but are subject to certain minimums based upon BMJ's assessment of the current economic environment.

   BMJ's gross charge-offs during the first quarter of 1995 totaled $172 thousand compared with $1.4 million for the first quarter of 1994. Subsequent to the charge-off of a loan, it is BMJ's policy to continue to vigorously pursue the collection of principal outstanding as well as past due interest. Collection efforts resulted in recoveries of $470 thousand on previously charged-off loans during the first quarter of 1995 compared with $379 thousand for the first quarter of 1994.

   The distribution of the reserve for loan losses and the percentage of loans in each category to total loans at March 31, 1995 is illustrated in the following table.

                   Allocation of the Reserve for Loan Losses
                                 March 31, 1995

(in thousands)                                                     % of Loans
                                                   Reserve      in Each Category
                                                   Amount        to Total Loans
                                                   -------      ----------------
Domestic:
     Commercial, financial and agricultural        $ 1,183           5.92%
          Real estate  -  mortgage                   7,989          75.76
     Real estate  -  construction                    2,172           8.49
     Consumer                                          472           9.83

Unallocated                                            967             --
                                                   -------         ------
                                                   $12,783         100.00%
                                                   =======         ======

Note: This distribution is made for analytical purposes only. The total allowance is available to absorb losses from any segment of the portfolio.


Deposits

   BMJ's deposit base is the principal source of funds supporting interest-earning assets. Maintaining a strong core deposit base is key to the development of long-term customer relationships which, in turn, present opportunities for BMJ to cross-sell its services. To meet the requirements of its diverse customer base, BMJ offers a full range of deposit products, including interest-bearing and noninterest-bearing demand deposits, savings deposits, insured retail money market accounts and certificates of deposit.

   BMJ's total deposits amounted to $445.5 million at March 31, 1995 compared to $463.6 million at December 31, 1994.

   Table 1 provides information concerning average rates and balances of BMJ's interest-bearing deposits for the three-month periods ended March 3, 1995 and 1994. Among other things, Table 1 shows that as a result of the increasing interest rate environment which existed during 1994 and early 1995, the average rate paid on BMJ's average interest-bearing deposit balances increased to 2.70% for the three-month period ended March 31, 1995 from 2.14% for the comparable 1994 period.


   Capital

   BMJ's level of shareholders' equity continued to improve in the first quarter of 1995; primarily as the result of improved operating results. The following table provides selected shareholders' equity ratios at March 31, 1995 and December 31, 1994.

(in thousands)                                 March 31,            December 31,
                                                 1995                  1994
                                               --------             ----------
Shareholders' equity                           $59,440               $58,346
Shareholders' equity to assets ratio             11.26%                10.84%
Book value per share                           $  7.82               $  7.68

   The Federal Reserve Board ("FRB") has issued risk-based capital guidelines applicable to member banks and bank holding companies and the FDIC has issued comparable guidelines applicable to state nonmember banks. The guidelines, which establish a risk adjusted ratio relating to the total amount of assets and off-balance sheet exposures, (as such assets and off-balance sheet items are weighted to reflect the risk inherent therein,) require a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. The risk-based capital ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                         March 31, 1995                           December 31,1994
                               ----------------------------------        -----------------------------------
                                   Total              Tier 1                Total                 Tier 1
                                Risk-Based           Risk-Based            Risk-Based           Risk-Based
                              Capital Ratio        Capital Ratio         Capital Ratio         Capital Ratio
                              -------------        -------------         -------------         -------------
B.M.J.Financial Corp.                16.63%               14.66%                17.03%                15.04%
The Bank of Mid-Jersey               14.75%               13.48%                14.86%                13.58%

   The FRB and FDIC have also adopted leverage capital requirements specifying the minimum acceptable ratios of Tier 1 capital to total assets. Under these requirements, the most sound, well-run institutions engaged in the least risky operations are required to maintain minimum ratios of Tier 1 capital to total assets of 3%. All other institutions, as well as even extremely sound institutions experiencing or anticipating significant growth, are expected to operate well above this minimum level. Most banks generally operate at capital levels ranging from 100 to 200 basis points above the stated minimum. Higher capital ratios could be required if they are deemed by regulators to be warranted by the particular circumstances or risk profile of an individual bank. The leverage ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                 Leverage Ratio at          Leverage Ratio at
                                   March 31, 1995           December 31,1994
                                 -----------------          -----------------
   B.M.J.Financial Corp.               11.00%                     10.58%
   The Bank of Mid-Jersey               9.97%                      9.49%

   Failure to satisfy any minimum capital requirement applicable to BMJ or Mid-Jersey could subject BMJ or Mid- Jersey, as the case may be, to regulatory actions by the FRB.

Liquidity and Asset/Liability Management

   Liquidity refers to BMJ's ability to maintain a cash flow adequate to fund operations and meet obligations on a timely and cost effective basis. Asset liquidity is represented by the ease with which assets can be converted into cash. BMJ continually evaluates its funding needs and manages its liquidity position by maintaining adequate levels of liquid assets, such as cash and cash equivalents and securities available for sale. BMJ's funding needs change as loans grow, deposits mature and payments on obligations are made. Because the characteristics of BMJ's assets and liabilities change, liquidity management is a dynamic process. Among those factors affecting liquidity management are pricing and maturity of loans, deposits and other assets and liabilities. In addition, liquidity management is affected by changes in the relationship between short-term and long-term interest rates.

   At March 31, 1995, BMJ had a total of $29.5 million or 5.6% of total assets in cash and cash equivalents, short-term money market investments, and securities available for sale, representing its primary sources of liquidity, as compared to $47.4 million or 8.9% of assets at December 31, 1994. Another source of asset liquidity is the cash flows provided by maturities and periodic repayments of principal of both the securities held to maturity portfolio and the loan portfolio.

   Liabilities also provide a source of liquidity for BMJ. Wholesale certificates of deposit (none of which were brokered deposits) and repurchase agreements comprised 1.1% of total liabilities at March 31, 1995 and 2.8% of total liabilities at December 31, 1994. Management believes there is substantial room to increase these funding sources if necessary to meet its liquidity needs. In addition, Mid-Jersey currently has a line of $10.8 million available for discount window borrowing from the Federal Reserve without further pledging requirements.

   As shown in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $19.9 million to $24.9 million at March 31, 1995. This decrease reflected net cash of $4.0 million provided by operating activities, offset by $10.5 million of net cash used in investing activities and $13.4 million of net cash used in financing activities. Cash generated by operating activities reflected BMJ's net income of $1.4 million adjusted for noncash charges and credits. Cash used in investing activities primarily reflected the net increases in the loan portfolio and securities held to maturity portfolio offset in part by the proceeds from maturities of securities available for sale. Cash used in financing activities primarily reflected the net decrease in demand deposit, savings and interest checking accounts, partly offset by the net increase in securities sold under agreements to repurchase.

   At March 31, 1995, B.M.J. Financial Corp. (the parent company) had a total of $8.5 million in cash and cash equivalents, and $1.7 million in short-term securities for general corporate purposes, which serves as the parent company's primary source of liquidity. The parent company does not maintain lines of credit or other borrowing arrangements.

   Certain limitations of regulatory agencies exist with respect to the ability of banking subsidiaries to transfer funds as dividends to the parent holding company. Nevertheless, on January 1, 1995, $10.7 million of retained earnings of Mid- Jersey was available for declaration of dividends from Mid-Jersey to BMJ without prior regulatory approval. Moreover, BMJ has the capacity to borrow funds from the Federal Reserve discount window to meet liquidity needs that are not funded through subsidiary dividends or income.

   BMJ's principal asset/liability management objectives are to manage the sensitivity of net interest spreads to potential changes in interest rates and to enhance profitability in ways that should provide sufficient reward for understood and controlled risk. Specific asset/liability strategies are chosen to achieve an appropriate trade-off between average spreads and the variability of spreads. The BMJ Asset/Liability Management Committee meets weekly to monitor consolidated risk at the corporate level and to monitor compliance with established liquidity and interest rate sensitivity policy parameters on a consolidated and individual bank basis. Funding positions are kept within established policy limits designed to maintain reasonable risk levels and adequate liquidity.

   In order to measure the effect of interest rate fluctuations on BMJ's net interest margin, management simulates the potential effects of changing interest rates through computer modeling. These simulations determine the impact on net interest income of various interest rate scenarios and balance sheet trends and strategies. These simulations incorporate the dynamics of the balance sheet as well as the interrelationships between various categories of short-term interest rates and the impact the yield-curve level has on asset and liability pricing. Net interest income sensitivity to balance sheet trends and interest rate movements is quantified and appropriate strategies are developed and implemented.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.
            Not Applicable

Item 2. Changes in Securities
            Not Applicable

Item 3. Defaults Upon Senior Securities.
            Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
            Not Applicable

Item 5. Other Information.
            Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibit  11.  Statement  Regarding   Computation  of  Per  Share
                Earnings (Loss)

            (b) BMJ filed a current  report on Form 8-K with the  Securities and
                Exchange Commission on April 11, 1995. The report disclosed the sudden death of Chairman, President and CEO John H. Walther on April 3, 1995.

                The report also disclosed that the Registrant's Board of Directors postponed the annual meeting of shareholders, previously scheduled for April 28, 1995. The annual meeting is now scheduled for Friday, June 2, 1995 at 10:00 AM at Nottingham Fire Company, Hamilton Square, New Jersey.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date        05/17/95                  /s/ Elmer J. Elias
     ------------------------        -------------------------------------------
                                     Elmer J. Elias, Acting President



Date        05/17/95                 /s/ Joseph M. Reardon
     ------------------------        -------------------------------------------
                                     Joseph M. Reardon, Chief Financial Officer