Form 10-Q
period 1995-06-30
BMJ FINANCIAL CORP
filed 1995-08-11
CIK 731244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

                                      or

(   ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from __________________ to  __________________

Commission File Number               0-13440
                       -------------------------------------

                             B.M.J. FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                        22-2474875
- -------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     243 ROUTE 130, BORDENTOWN, NJ                           08505
- ----------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,606,324 shares of common stock, $1.00 par value, outstanding on July 31, 1995.

                                     INDEX


PART 1.  FINANCIAL INFORMATION


Consolidated Balance Sheet -
         June 30, 1995 and December 31, 1994 (Unaudited)

Consolidated Statement of Operations -
         Three months and six months ended June 30, 1995 and 1994 (Unaudited)

Consolidated Statement of Cash Flows -
         Six months ended June 30, 1995 and 1994 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Management's Discussion and Analysis of Financial
         Condition and Results of Operations



PART 11. OTHER INFORMATION


SIGNATURES

                    B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Balance Sheet

(Unaudited)
(In thousands)                                             June 30,   December 31,
                                                             1995         1994
                                                           --------     --------
ASSETS
Cash and cash equivalents:
        Cash and due from banks ......................     $ 18,796     $ 21,725
        Money market investments .....................       16,548       23,054
                                                           --------     --------
                Total cash and cash equivalents ......       35,344       44,779
                                                           --------     --------

Securities available for sale (amortized
        cost of $16,580 at June 30, 1995 and
        $3,006 at December 31, 1994) .................       16,578        2,911

Securities held to maturity (market value
        of $111,659 at June 30, 1995 and
        $113,095 at December 31, 1994):
        U.S. Treasury securities .....................       16,262       25,308
        U.S. government agencies and corporations ....       89,825       89,815
        States and political subdivisions ............        3,927        3,080
        Other securities .............................        2,360          781
                                                           --------     --------
                Total securities held to maturity ....      112,374      118,984
                                                           --------     --------

Loans, net of unearned income ........................      384,254      354,480
Less reserve for loan losses .........................       12,833       12,485
                                                           --------     --------
                Net loans ............................      371,421      341,995
                                                           --------     --------

Premises and equipment, net ..........................        5,363        5,598
Other real estate, net ...............................        3,017        7,214
Other assets .........................................       17,629       16,951
                                                           --------     --------
                Total assets .........................     $561,726     $538,432
                                                           ========     ========

                    B.M.J. Financial Corp. and Subsidiaries
                     Consolidated Balance Sheet (Continued)

(Unaudited)
(In thousands)                                             June 30,   December 31,
                                                             1995         1994
                                                           --------     --------
LIABILITIES
Demand deposits (noninterest-bearing) ................     $ 76,995     $ 78,446
Savings and interest checking ........................      257,667      271,209
Certificates of deposit of $100,000
        or more ......................................       13,396        4,483
Other time deposits ..................................      130,287      109,436
                                                           --------     --------
                Total deposits .......................      478,345      463,574
                                                           --------     --------

Securities sold under agreements
        to repurchase ................................       14,288        8,857
Other liabilities ....................................        5,797        4,955
Capital notes ........................................        2,700        2,700
                                                           --------     --------
                Total liabilities ....................      501,130      480,086
                                                           --------     --------

SHAREHOLDERS EQUITY
Common stock, par value $1 per share
        Authorized 25,000,000 shares;
        issued and outstanding 7,601,260
        shares at June 30, 1995
        and 7,597,513 at December 31, 1994 ...........        7,601        7,597
Surplus ..............................................       36,355       36,311
Retained earnings ....................................       16,641       14,501
Unrealized losses on securities
        available for sale, net of tax ...............           (1)         (63)
                                                           --------     --------
                Total shareholders equity ............       60,596       58,346
                                                           --------     --------
                Total liabilities and
                   shareholders equity ...............     $561,726     $538,432
                                                           ========     ========

See notes to consolidated financial statements.

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                             Three months ended                Six months ended
(Unaudited)                                                                       June 30,                         June 30,
                                                                          ------------------------         ------------------------
                                                                            1995            1994             1995            1994
                                                                          --------        --------         --------        --------
INTEREST INCOME
Interest and fees on loans .......................................        $  8,338        $  7,685         $ 16,111        $ 15,222
Interest on money market investments:
   Time deposits with other banks ................................            --                99               48             142
   Interest bearing deposits with other banks ....................              10              18               18              42
   Federal funds sold and repurchase agreements ..................             126              62              180             234
   Other short term investments ..................................              55             439              191             517
Interest on securities available for sale:
   U.S. Treasury securities ......................................              34              81               67             309
   U.S. government agencies and corporations .....................              17            --                 17              75
   States and political subdivisions (tax-exempt) ................              52            --                 55               5
   Other securities ..............................................            --                 1             --                 4
Interest on securities held to maturity:
   U.S. Treasury securities ......................................             262             296              550             566
   U.S. government agencies and corporations .....................           1,249             989            2,493           2,031
   States and political subdivisions (tax-exempt) ................              69              67              129             128
   Other securities ..............................................              12              13               24              25
                                                                          --------        --------         --------        --------
     Total interest income .......................................          10,224           9,750           19,883          19,300
                                                                          --------        --------         --------        --------

INTEREST EXPENSE
Savings and interest checking deposits ...........................           1,411           1,484            2,729           2,979
Certificates of deposit of $100,000 or more ......................             115              56              163             115
Other time deposits ..............................................           1,451             929            2,583           1,897
Other debt .......................................................             237             125              451             238
                                                                          --------        --------         --------        --------
     Total interest expense ......................................           3,214           2,594            5,926           5,229
                                                                          --------        --------         --------        --------
Net interest income ..............................................           7,010           7,156           13,957          14,071
Provision for loan losses ........................................            --              --               --              --
                                                                          --------        --------         --------        --------
     Net interest income after provision
       for loan losses ...........................................           7,010           7,156           13,597          14,071
                                                                          --------        --------         --------        --------

                    B.M.J. Financial Corp. and Subsidiaries
                Consolidated Statement of Operations (Continued)
                    (In Thousands, Except Per Share Amounts)

                                                                             Three months ended                Six months ended
(Unaudited)                                                                       June 30,                         June 30,
                                                                          ------------------------         ------------------------
                                                                            1995            1994             1995            1994
                                                                          --------        --------         --------        --------

NONINTEREST INCOME
Service charges, commissions, and fees ...........................             861           1,197            1,800           2,423
Trust income .....................................................             118              77              238             152
Gain on sale of other real estate ................................              48             344               86             372
                                                                          --------        --------         --------        --------
     Total noninterest income ....................................           1,027           1,618            2,124           2,947
                                                                          --------        --------         --------        --------

NONINTEREST EXPENSE
Salaries and employee benefits ...................................           2,390           2,855            4,898           5,574
Net occupancy ....................................................             733             865            1,464           1,707
Other real estate expense ........................................             110             522              290             928
Other ............................................................           2,506           2,798            4,883           5,477
                                                                          --------        --------         --------        --------
     Total noninterest expense ...................................           5,739           7,040           11,535          13,686
                                                                          --------        --------         --------        --------
Income before income tax expense .................................           2,298           1,734            4,546           3,332
Income tax expense:
   Provision for income tax ......................................             831               3            1,645               7
   Reversal of valuation allowance ...............................            --            (3,500)            --            (3,500)
                                                                          --------        --------         --------        --------
NET INCOME .......................................................        $  1,467        $  5,231         $  2,901        $  6,825
                                                                          ========        ========         ========        ========
Earnings per share - Primary .....................................        $   0.19        $   0.69         $   0.38        $   0.90
                                                                          ========        ========         ========        ========
                   - Fully diluted ...............................        $   0.19        $   0.66         $   0.38        $   0.87
                                                                          ========        ========         ========        ========
Weighted average shares outstanding - Primary ....................           7,697           7,593            7,690           7,583
                                                                          ========        ========         ========        ========
                                    - Fully diluted ..............           7,904           8,034            7,902           8,034
                                                                          ========        ========         ========        ========

See notes to consolidated financial statements.

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Cash Flows

(unaudited)
(in thousands)                                           Six months ended June 30,
                                                         -------------------------
                                                             1995        1994
                                                           --------    --------
Cash flows from operating activities:
  Net income ...........................................   $  2,901    $  6,825
  Adjustments to reconcile net income to net cash
         from operating activities:
    Depreciation of premises and equipment .............        413         490
    Amortization of intangibles ........................         58         233
    Net accretion of securities available for sale .....       (102)       (147)
    Net amortization (accretion) of securities
         held to maturity ..............................         33         (79)
    Provision for other real estate ....................       --           538
    Net (increase) decrease in other
         real estate owned .............................         32        (355)
    Increase (decrease) in equity from
         unrealized holding loss
         on securities available for sale
         net of tax ....................................         61         (46)
    Decrease in other assets ...........................       (735)     (1,256)
    Increase in other liabilities ......................        842      (2,529)
                                                           --------    --------
Net cash provided by operating activities ..............      3,503       3,674
                                                           --------    --------

Cash flows from investing activities:
    Proceeds from maturities of securities
         available for sale ............................       --        25,874
    Purchase of securities available for sale ..........    (13,565)     (2,749)
    Proceeds from maturities of securities
         held to maturity ..............................     10,501      34,531
    Purchase of securities held to maturity ............     (3,924)    (28,949)
    Net (increase) decrease in loans ...................    (28,220)     (6,108)
    Proceeds from other real estate ....................      2,957       6,474
    Property and equipment expenditures ................       (177)       (277)
                                                           --------    --------
Net cash provided by (used in) investing activities ....    (32,428)     28,796
                                                           --------    --------

                    B.M.J. Financial Corp. and Subsidiaries
                Consolidated Statement of Cash Flows (Continued)

(unaudited)
(in thousands)                                           Six months ended June 30,
                                                         -------------------------
                                                             1995        1994
                                                           --------    --------
Cash flows from financing activities:
  Net decrease in demand deposits, savings
     and interest checking accounts ....................    (14,993)    (20,643)
  Net increase (decrease) in certificates of deposit ...     29,764      (4,385)
  Repayments of capital notes ..........................       --           (13)
  Net increase  in securities sold under
     agreements to repurchase ..........................      5,431       1,688
  Dividends declared ...................................       (760)       --
  Issuance of stock ....................................         48        --
                                                           --------    --------
Net cash provided by (used in) financing activities ....     19,490     (23,353)
                                                           --------    --------

Net change in cash and cash equivalents ................     (9,435)      9,117
Cash and cash equivalents at beginning of period .......     44,779      56,251
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 35,344    $ 65,368
                                                           ========    ========

Cash paid during the period for:
  Interest .............................................   $  5,587    $  5,309
                                                           ========    ========
  Income taxes .........................................   $    950        --
                                                           ========    ========
Noncash investing activities:
  Transfer of loans to other real estate, net ..........   $  1,727    $    979
                                                           ========    ========
  Transfer of insubstance foreclosures to loans
     upon adoption of FASB 114 .........................   $  2,935        --
                                                           ========    ========
  Transfer of securities available for sale to
     securities held to maturity .......................       --      $ 28,237
                                                           ========    ========
  Transfer of bank subsidiary held for sale:
       Assets ..........................................       --      $ 69,083
                                                           ========    ========
       Liabilities .....................................       --      $ 62,826
                                                           ========    ========

See notes to consolidated financial statements.

                    B.M.J. FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis For Financial Statement Presentation

         The information in this report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial data as of and for the three-month and six-month periods ended June 30, 1995 and 1994. The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1995.

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

                    B.M.J. Financial Corp. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


The following discussion and analysis addresses material changes in BMJ's financial condition between December 31, 1994 and June 30, 1995 and material changes in its results of operations with respect to the three-month and six-month periods ended June 30, 1995 and 1994.


Results of Operations

Earnings Performance

         BMJ reported net income for the second quarter ended June 30, 1995 of $1.5 million, compared to net income for the second quarter of 1994 of $5.2 million which included a one-time credit of $3.5 million described below. For the six months ended June 30, 1995, net income was $2.9 million compared to net income of $6.8 million including the one-time credit.

         On a per share basis, earnings for the second quarter of 1995 were $0.19, compared to earnings of $0.66 for the comparable period of 1994, of which $.44 represented the per share effect of the one-time credit. For the six-month period ended June 30, 1995, earnings per share were $.38 compared to earnings of $.87 of which $.44 represented the per share effect of the one-time credit.

         BMJ's pre-tax income for the second quarter ended June 30, 1995 totaled $2.3 million, an increase of 33% over the pre-tax income of $1.7 million reported for the second quarter of 1994. For the six-month period ended June 30, 1995, pre-tax income amounted to $4.5 million, an increase of 36% over the pre-tax income of $3.3 million reported for the comparable 1994 period.

         Income tax expense for the second quarter ended June 30, 1995 amounted to $831 thousand, compared to $3 thousand for the second quarter of 1994. Income tax expense for the first six months of 1995 amounted to $1.6 million compared to $7 thousand for the same period last year. In each of the past two years, BMJ realized certain income tax adjustments under Statement of Financial Accounting Standards No. 109," Accounting for Income Taxes", which was adopted by BMJ on January 1, 1993. As a result, operating results for 1994 included a $3.5 million credit to income. As of December 31, 1994, BMJ had fully recognized all of its available tax credits. Therefore, income tax expense in 1995 represents the tax provision associated with BMJ's 1995 results of operations.

         Net interest income for the second quarter ended June 30, 1995 amounted to $7.0 million compared to $7.2 million for the second quarter of 1994. For the six-month period ended June 30, 1995, net interest income amounted to $14.0 million versus $14.1 million for the six-month period ended June 30, 1994. BMJ's taxable-equivalent net interest margin remained strong at 5.69% for the first six months of 1995 compared to 5.02% for the first six months of 1994.

         BMJ continued to pursue its aggressive program to reduce the level of total noninterest expenses while increasing operating efficiency. As a result, total noninterest expenses for the second quarter of 1995 amounted to $5.7 million, a reduction of 18.5% from total noninterest expenses of $7.0 million for the 1994 second quarter. For the six-month period ended June 30, 1995, total noninterest expenses amounted to $11.5 million, a reduction of 15.7% from total noninterest expenses of $13.7 million for the first six months of 1994.

         For the six-month period ended June 30, 1995, BMJ's core efficiency ratio (total noninterest expenses exclusive of other real estate expenses and certain nonrecurring charges as a percent of taxable-equivalent net interest income plus adjusted noninterest income) improved to 67.14% from 75.05% for the six-month period ended June 30, 1994.

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

         Net interest income was $7.0 million for the second quarter of 1995 compared to $7.2 million for the second quarter of 1994. For the six months ended June 30, 1995, net interest income was $14.0 million compared to $14.1 million for the comparable 1994 period. The financial summary in Table 1 details yields and rates of major interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 1995 and 1994. Among other things, Table 1 shows that the cost of interest-bearing deposits increased to 2.91% for the six months ending June 30, 1995 compared to 2.14% for the corresponding period ended June 30, 1994 as BMJ endeavored to increase its level of total deposits in the competitive retail market. Despite this increase in the cost of interest-bearing deposits, BMJ's net interest margin which represents the difference between yields on average interest-earning assets and costs of average funding sources, was 5.69% for the six-month period ended June 30, 1995 compared to 5.02% for the comparable 1994 period.

         Noninterest Income

         BMJ's revenues include noninterest income, which consists primarily of service charges on deposit accounts and trust service fees. Noninterest income was $1.0 million for the second quarter of 1995 compared to $1.6 million for the second quarter of 1994 and $2.1 million for the six-month period ended June 30, 1995 compared to $2.9 million for the comparable 1994 period.

         Service charges, commissions and fees amounted to $900 thousand for the second quarter of 1995 compared to $1.2 million for the second quarter of 1994. Service charges, commissions and fees totaled $1.8 million for the first six months of 1995 and $2.4 million for the first six months of 1994. The current year decrease in revenues from service charges, commissions and fees when compared with the prior year is primarily due to the lower level of deposit accounts subject to service charges and other fees during 1995 as a result of the sale of BMJ's Southern Ocean State Bank subsidiary on July 29, 1994.
         Also included in BMJ's noninterest income is the gain recognized on the sales of other real estate properties. Net gains on the sales of other real estate properties of $48 thousand were realized during the second quarter of 1995 versus net gains of $344 thousand for the second quarter of 1994. For the six-month period ended June 30, 1995, BMJ realized net gains of $86 thousand compared to net gains of $372 thousand for the comparable 1994 period.

         Noninterest Expense

         Noninterest expense for the quarter ended June 30, 1995 was $5.7 million, a reduction of 18.5% from noninterest expense of $7.0 million for the second quarter of 1994. For the six-month period ended June 30, 1995, BMJ's noninterest expense amounted to $11.5 million, a reduction of 15.7% from the $13.7 million reported for the comparable 1994 period. Two significant initiatives completed during 1994 which have had an impact on reducing BMJ's level of total noninterest expense when comparing 1995 results with 1994 results were the merger of BMJ's two principal subsidiaries, The Bank of Mid-Jersey and Mount Holly State Bank, and the sale of BMJ's Southern Ocean State Bank subsidiary. As previously discussed, Southern Ocean State Bank's operating results are included in BMJ's operating results for 1994.

         For the six-month period ended June 30, 1995, BMJ's core efficiency ratio (total noninterest expenses exclusive of other real estate expenses and certain nonrecurring charges as a percent of taxable-equivalent net interest income plus adjusted noninterest income) improved to 67.14% from 75.05% for the six-month period ended June 30, 1994.

         Salaries and employee benefits amounted to $2.4 million for the quarter ended June 30, 1995, a reduction of 16.3% from the balance of $2.9 million for the quarter ended June 30, 1994. Salaries and employee benefits for the six-month period ended June 30, 1995 amounted to $4.9 million, a reduction of 12.1% compared to the $5.6 million for the six-month period ended June 30, 1994. Salaries expense, which is the largest component of this noninterest expense category, amounted to $2.0 million for the 1995 second quarter and $4.1 million for the six-month period ended June 30, 1995 which represent decreases of 14.6% and 13.4%, respectively from salaries expense for the corresponding periods of 1994. BMJ has reduced the number of full-time equivalent employees at June 30, 1995 to 274 employees, a reduction of 22.4% from 353 full-time equivalent employees at June 30, 1994.

         Net occupancy expense decreased to $733 thousand for the quarter ended June 30, 1995 from $865 thousand for the 1994 second quarter and decreased to $1.5 million for the six months ended June 30, 1995 from $1.7 million for the comparable 1994 period. Net occupancy expenses in 1995 were favorably affected by lower repairs and maintenance expenses and lower depreciation expense.

         Other real estate expense decreased to $110 thousand for the quarter ended June 30, 1995, compared to $522 thousand for the 1994 second quarter and decreased to $290 thousand for the six-month period ended June 30, 1995 compared to $928 thousand for the 1994 period. Other real estate expense includes the costs to maintain repossessed properties such as real estate taxes, insurance and general maintenance expenses. During the six-month period ended June 30, 1995, BMJ was able to reduce the net balance of its other real estate primarily through the sale of properties to a net balance of $3.0 million at June 30, 1995 compared to the net balance of $9.0 million at June 30, 1994. As a result, BMJ was able to achieve corresponding reductions in other real estate expense for the three-month and six-month periods ended June 30, 1995 of 78.9% and 68.6% respectively when compared with the three and six-month period ended June 30, 1994. Other real estate expense also includes a provision to increase the valuation reserve used to adjust the carrying value of foreclosed properties to their fair value. For the six-month period ended June 30, 1995, there was no provision necessary to increase this reserve. For the six-month period ended June 30, 1994, a provision of $538 thousand was made to increase this valuation reserve.

         The other (or miscellaneous) noninterest expense category totaled $2.5 million for the quarter ended June 30, 1995 compared to $2.8 million for the second quarter of 1994. For the six-month period ended June 30, 1995, other noninterest expense totaled $4.9 million compared to $5.5 million for the six-month period ended June 30, 1994. Contributing to the 1995 decreases in this category are the reductions in BMJ's premium for FDIC insurance and legal fees.

         The second quarter 1995 versus second quarter 1994 decrease of 28.2% in the FDIC insurance assessment is a result of BMJ's strong capital ratios plus a decrease in the levels of those deposits subject to the insurance assessment. For the six-month period ended June 30, 1995, the FDIC insurance assessment of $525 thousand represents a 28.2% reduction from the $731 thousand amount for the corresponding 1994 period.

         Legal expense for the second quarter of 1995 amounted to $199 thousand, a reduction of 54.1% from the $434 thousand reported for the 1994 second quarter. Legal expenses for the first six months of 1995 totaled $451 thousand, a reduction of 45.9% from the legal expenses total of $834 thousand for the first six months of 1994. The current year decrease in BMJ's legal expense is primarily a result of the lower level of nonperforming assets, thereby decreasing litigation costs in pursuing collection of delinquent loans and in obtaining title to properties through the foreclosure process.

         Income Tax Expense

         Income tax expense for the second quarter ended June 30, 1995 amounted to $831 thousand compared to $3 thousand for the second quarter of 1994. Income tax expense for the six-month period ended June 30, 1995 amounted to $1.6 million compared to $7 thousand for the comparable period of 1994.

         During 1994, BMJ realized certain income tax benefits under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which was adopted by BMJ on January 1, 1993. During 1994, BMJ had fully recognized all of its available alternative minimum tax credits and reversed the deferred tax asset valuation allowance established in 1993 and, as such, the book tax provision was offset by a reduction of a portion of the deferred tax asset valuation allowance. As a result, income tax expense for the three-month period and six-month period ended June 30, 1995 represents the tax provision associated with BMJ's 1995 results of operations.


Balance Sheet Analysis

         Total assets of BMJ amounted to $561.7 million at June 30, 1995, increasing from $538.4 million at December 31, 1994. This increase is primarily attributable to an increase in the level of total deposits at June 30, 1995 versus December 31, 1994. Total deposits of $478.3 million at June 30, 1995 represents a 3.2% increase from the $463.6 of total deposits at December 31, 1994. This increase was achieved despite the high level of competition that exists among financial institutions in BMJ's market for retail deposits. Through renewed marketing programs and competitively priced deposit products, it is BMJ's intention to increase its share of the retail deposits market.

         During 1995, BMJ continued to improve its capital ratios and its balance sheet condition. Shareholders' equity increased from $58.3 million at December 31, 1994 to $60.6 million at June 30, 1995. The ratio of shareholders' equity to total assets at June 30, 1995 and December 31, 1994 remained strong at 10.8%.

         In addition, asset quality continued to improve as total nonperforming assets at June 30, 1995 amounted to $11.3 million compared to $14.2 million at December 31, 1994.

         The following discussion deals with the major components of the balance sheet.


         Securities Available for Sale

         Securities which may be sold in response to changing market and interest rate conditions or as part of BMJ's asset/liability management strategy have been classified as securities available for sale. The securities available for sale portfolio amounted to $16.6 million at June 30, 1995 compared to $2.9 million at December 31, 1994. The securities available for sale portfolio is carried at fair market value at June 30, 1995 and December 31, 1994.

         Table 1 details the composition of the securities available for sale portfolio. In addition, Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the six-month periods ended June 30, 1995 and 1994.


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

         The securities held to maturity portfolio amounted to $112.4 million at June 30, 1995 compared to $119.0 million at December 31, 1994. Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the six-month periods ended June 30, 1995 and 1994.

                                    Table 1
                               Financial Summary
  Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                                Six months ended June 30, 1995         Six months ended June 30, 1994
                                                            ----------------------------------       -------------------------------
                                                             Average      Yields      Interest       Average    Yields     Interest
                                                             Balance        or        Income/        Balance     or         Income/
                                                                          Rates       Expense                   Rates       Expense
                                                            --------       ----       --------       --------    ----       --------
INTEREST-EARNING ASSETS
Money market investments:
    Time deposits with other banks .....................    $  1,650       5.87%      $     48       $  8,306    3.45%      $    142
    Interest bearing deposits with other banks .........         638       5.69             18          2,561    3.31             42
    Federal funds sold and repurchase agreements .......       6,047       6.00            180         14,286    3.30            234
    Other short term investments .......................       6,399       6.02            191         26,628    3.92            517
                                                            --------       ----       --------       --------    ----       --------
        Total money market investments .................      14,734       5.98            437         51,781    3.64            935

Securities available for sale:
    U.S. Treasury securities ...........................       2,946       4.59             67         17,757    3.51            309
    U.S. government agencies and corporations ..........         598       5.73             17          3,693    4.10             75
    States and political subdivisions ..................       2,507       6.68             83            230    6.14              7
    Other securities ...................................        --           --           --              141    5.72              4
                                                            --------       ----       --------       --------    ----       --------
        Total securities available for sale ............       6,051       5.57            167         21,821    3.65            395

Securities held to maturity:
    U.S. Treasury securities ...........................      19,769       5.61            550         27,013    4.23            566
    U.S. government agencies and corporations ..........      89,819       5.60          2,493         88,329    4.64          2,031
    States and political subdivisions ..................       4,598       8.55            195          5,290    7.40            194
    Other securities ...................................         798       6.06             24            845    5.97             25
                                                            --------       ----       --------       --------    ----       --------
        Total securities held to maturity ..............     114,984       5.72          3,262        121,477    4.67          2,816
Loans, net of unearned income ..........................     368,641       8.91         16,288        379,334    8.18         15,389
                                                            --------       ----       --------       --------    ----       --------
        Total interest-earning assets ..................    $504,410       8.06%      $ 20,154       $574,413    6.86%      $ 19,535
                                                            ========       ====       ========       ========    ====       ========

                                    Table 1
                               Financial Summary (Continued)
  Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                                Six months ended June 30, 1995         Six months ended June 30, 1994
                                                            ----------------------------------       -------------------------------
                                                             Average      Yields      Interest       Average    Yields     Interest
                                                             Balance        or        Income/        Balance     or         Income/
                                                                          Rates       Expense                   Rates       Expense
                                                            --------       ----       --------       --------    ----       --------
FUNDING SOURCES
Deposits:
    Savings and interest checking ......................    $257,945       2.13%      $  2,729       $345,304    1.74%      $  2,979
    Certificates of deposit of $100,000 or more ........       6,427       5.11            163          6,846    3.39            115
    Other time deposits ................................     115,306       4.52          2,583        118,627    3.22          1,897
                                                            --------       ----       --------       --------    ----       --------
        Total interest-bearing deposits ................     379,678       2.91          5,475        470,777    2.14          4,991

Securities sold under agreements to repurchase .........      14,220       4.88            344          3,219    2.19             35
Other borrowed funds ...................................         265       4.57              6            135    2.99              2
Other debt .............................................       2,700       7.54            101          4,807    8.43            201

        Total interest-bearing liabilities .............     396,863       3.01          5,926        478,938    2.20          5,229
Portion of noninterest-bearing funding sources .........     107,547         --           --           95,475      --           --
                                                            --------       ----       --------       --------    ----       --------
        Total funding sources ..........................    $504,410       2.37%      $  5,926       $574,413    1.84%      $  5,229
                                                            ========       ====       ========       ========    ====       ========

Net interest margin and net interest income ............                   5.69%      $ 14,288                   5.02%      $ 14,306
                                                                           ====       ========                   ====       ========

Loan Portfolio

      BMJ's loan portfolio represented 68.4% of total assets at June 30, 1995, compared to 65.8% at December 31, 1994. BMJ's loan portfolio amounted to $384.3 million at June 30, 1995 increasing from $354.5 million at December 31, 1994 primarily as a result of increased loan demand in BMJ's market.

      The following table provides a comparative analysis of the loan portfolio composition:

(in thousands)                                           June 30,     December 31,
                                                           1995           1994
                                                         --------       --------
Commercial, financial and agricultural ...........       $ 24,183       $ 22,822
Real estate - mortgage ...........................        288,008        272,878
Real estate - construction .......................         32,887         28,420
Consumer .........................................         39,176         30,360
                                                         --------       --------
                                                         $384,254       $354,480
                                                         ========       ========

   Substantially all of BMJ's lending activity is to customers, or secured by property, located within Mercer, Burlington and Ocean counties in New Jersey. Of the portfolio as a whole, at June 30, 1995, approximately 83.5% of BMJ's loans are secured by real estate.


Nonperforming Assets

   Nonperforming   assets,  as  summarized  in  the  table  below,   consist  of
nonperforming loans plus net other real estate owned.

(in thousands)
                                                   June 30, 1995  December 31, 1994
                                                   -------------  -----------------
Nonperforming Loans:
Loans past due 90 days or
     more and accruing .......................       $     392        $   1,264
Nonaccrual loans .............................           7,907            5,769
                                                     ---------        ---------
    Total nonperforming loans ................           8,299            7,033
                                                     ---------        ---------

Other Real Estate:
Insubstance foreclosure ......................            --              2,935
Other real estate ............................           3,713            5,237
Loss reserve .................................            (696)            (958)
                                                     ---------        ---------
    Total other real estate, net .............           3,017            7,214
                                                     ---------        ---------

Total Nonperforming Assets ...................       $  11,316        $  14,247
                                                     =========        =========


   Nonperforming loans include nonaccrual loans and loans 90 days or greater past due and still accruing. Loans are generally reported as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is determined to be in jeopardy. Loans, with the exception of partially charged off loans or loans with any portion classified as doubtful, may be placed back on accrual status when they become current as to both principal and interest and when concern as to future collectibility in full no longer exists. The remaining recorded balance of a partially charged off loan, however, may be returned to accrual status if the entire contractual loan balance, together with all unpaid contractual interest, is determined to be fully collectible. Nonperforming loans as a percentage of total loans were 2.2% as of June 30, 1995 and 2.0% as of December 31, 1994.

   The following table illustrates the activity in BMJ's nonaccrual loans during the six-month period ended June 30, 1995.

            (in thousands)                     Six Months Ended June 30, 1995
                                               ------------------------------
                                                      Nonaccrual
                                                        Loans
                                                      ----------
            Balance, January 1, 1995 ...........        $ 5,769
            New defaults .......................          4,246
            Assets foreclosed upon or designated
              as Other Real Estate .............         (1,054)
            Payoffs, cures and sales ...........           (963)
            Chargeoffs and writedowns ..........            (91)
                                                        -------
            Balance, June 30, 1995 .............        $ 7,907
                                                        =======

   Potential problem loans consist of loans which are included in performing loans at June 30, 1995, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At June 30, 1995, such potential problem loans amounted to approximately $3.9 million. Depending on the state of the economy and the impact thereof on BMJ's borrowers, as well as other future events, these loans and others not currently so identified could be classified as nonperforming loans in the future.

The following table illustrates the activity in BMJ's other real estate during the six-month period ended June 30, 1995.

                                                       Six Months Ended
(in thousands)                                          June 30, 1995
                                                       ----------------
Balance, January 1, 1994 ..........................        $ 8,172
   Additions:
      Assets foreclosed upon or designated
         as Other Real Estate .....................          1,727
                                                           -------
         Total additions ..........................          1,727
                                                           -------
   Deductions:
      Sales and other reductions ..................         (2,869)
      Transfer of insubstance foreclosures to loans
          upon adoption of FAS 114 ................         (2,935)
      Writedowns to fair value/Chargeoffs .........           (382)
                                                           -------
         Total deductions .........................         (6,186)
                                                           -------
   Subtotal .......................................          3,713
   Less loss reserve ..............................           (696)
                                                           -------
Balance, June 30, 1995 ............................        $ 3,017
                                                           =======

   Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. A reserve for other real estate has been established to maintain the portfolio at the lower of cost or fair value less estimated disposition costs.

   On January 1, 1995, BMJ adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("FAS 118"). A loan is considered impaired when, based upon current information and events, it is probable that BMJ will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Under FAS 114, impaired loans subject to the statement are required to be measured based upon the present value of expected future cash flows discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. FAS 118 allows BMJ's existing income recognition practices to continue. Adoption of FAS 114 and FAS 118 has not materially impacted BMJ's financial position or results of operations.

   The following table sets forth information concerning the other real estate loss reserve activity for the six-month periods ended June 30, 1995 and 1994.

                                                            Six Months Ended
   (in thousands)                                     June 30, 1995  June 30, 1994
                                                      -------------  -------------
Balance, beginning of year .......................       $   958        $ 2,614
   Add: provision charged to expense .............          --              538
                                                         -------        -------
                                                             958          3,152
   Less: writedowns ..............................          (262)        (1,802)
       : subsidiary held for sale ................          --             (125)
                                                         -------        -------
Balance, at end of period ........................       $   696        $ 2,028
                                                         =======        =======

   Reserve for Loan Losses

   At June 30, 1995, the reserve for loan losses totaled $12.8 million compared to $12.5 million at December 31, 1994. The ratio of the reserve for loan losses to total loans at June 30, 1995 was 3.34% versus 3.52% at December 31, 1994. The table below provides a summary of the activity in the loan loss reserve plus additional key ratios for assessing the adequacy of the reserve for loan losses at June 30, 1995 and 1994.

                                                   Six Months Ended
(in thousands)                             June 30, 1995        June 30, 1994
                                           -------------        -------------
Reserve balance, beginning of year ..        $  12,485            $  14,423
   Gross charge-offs ................             (323)              (1,883)
   Less: recoveries .................              671                  900
                                             ---------            ---------
Net (charge-offs) recoveries ........              348                 (983)
Provision charged to operations .....             --                   --
Subsidiary held for sale ............             --                   (415)
                                             ---------            ---------
Reserve, at end of period ...........        $  12,833            $  13,025
                                             =========            =========

Loans, end of period ................        $ 384,254            $ 347,880
Average loans outstanding ...........        $ 368,641            $ 379,334
Ratio of net (charge-offs) recoveries
   to average loans outstanding .....              .09%                (.26%)

Ratio of reserve for loan losses
   to nonperforming loans ...........           154.63%              120.87%

Ratio of reserve for loan losses
   to loans, end of period ..........             3.34%                3.74%

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

   BMJ's gross charge-offs during the first six months of 1995 totaled $323 thousand compared with $1.9 million for the first six months of 1994. Subsequent to the charge-off of a loan, it is BMJ's policy to continue to vigorously pursue the collection of principal outstanding as well as past due interest. Collection efforts resulted in recoveries of $671 thousand on previously charged-off loans during the first six months of 1995 compared with $900 thousand for the first six months of 1994.

   The distribution of the reserve for loan losses and the percentage of loans in each category to total loans at June 30, 1995 is illustrated in the following table.

                   Allocation of the Reserve for Loan Losses
                                 June 30, 1995

(in thousands)                                                      % of Loans
                                                   Reserve        in Each Category
                                                    Amount         to Total Loans
                                                   --------       ----------------
Domestic:
     Commercial, financial and agricultural        $  1,119               --  %
          Real estate  -  mortgage ........           8,245               --
     Real estate  -  construction .........           2,004               --
     Consumer .............................             455               --

Unallocated ...............................           1,010               --
                                                   --------           --------
                                                   $ 12,833             100.00%
                                                   ========           ========

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

   BMJ's total deposits amounted to $478.3 million at June 30, 1995 compared to $463.6 million at December 31, 1994.

   Table 1 provides information concerning average rates and balances of BMJ's interest-bearing deposits for the six-month periods ended June 30, 1995 and 1994. Among other things, Table 1 shows that as a result of the increasing interest rate environment which existed during 1994 and mid-1995, the average rate paid on BMJ's average interest-bearing deposit balances increased to 2.91% for the six-month period ended June 30, 1995 from 2.14% for the comparable 1994 period.


   Capital

   BMJ's level of shareholders' equity continued to improve during the first six months of 1995; primarily as the result of improved operating results. The following table provides selected shareholders' equity ratios at June 30, 1995 and December 31, 1994.

(in thousands)                                 June 30,            December 31,
                                                 1995                  1994
                                               --------             ----------
Shareholders' equity ....................      $60,596               $58,346
Shareholders' equity to assets ratio ....        10.79%                 0.84%
Book value per share ....................      $  7.97               $  7.68

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

                                         June 30, 1995                             December 31,1994
                              -----------------------------------       ------------------------------------
                                   Total              Tier 1                Total                Tier 1
                                Risk-Based           Risk-Based            Risk-Based            Risk-Based
                              Capital Ratio        Capital Ratio         Capital Ratio         Capital Ratio
                              -------------        -------------         -------------         -------------
B.M.J.Financial Corp.             16.47%               14.53%                17.03%                15.04%
The Bank of Mid-Jersey            14.40%               13.13%                14.86%                13.58%

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

                                 Leverage Ratio at                 Leverage Ratio at
                                   June 30, 1995                   December 31,1994
                                 -----------------                 -----------------
   B.M.J.Financial Corp.               10.56%                             10.58%
   The Bank of Mid-Jersey               9.91%                              9.49%

   Failure to satisfy any minimum capital requirement applicable to BMJ or Mid-Jersey could subject BMJ or Mid- Jersey, as the case may be, to regulatory actions by the FRB.

   BMJ paid $380 thousand in common dividends during the second quarter of 1995, the first to be paid by BMJ since dividends were suspended in 1991. In addition, on May 18, 1995 BMJ's Board of Directors declared a cash dividend of $.05 per share payable July 1, 1995 to shareholders of record on June 16, 1995.

   The primary source of funds for payment of dividends by BMJ is dividends received from Mid-Jersey. The amount of dividends that Mid-Jersey may declare in any year is subject to certain regulatory limitations. Mid-Jersey may not declare dividends if such declaration would leave it inadequately capitalized. Generally, dividends declared by a bank are limited to its net profit, as defined by the regulatory agencies, for that year combined with its retained net income from the preceding two years. At January 1, 1995, the amount of retained earnings of Mid-Jersey available for declaration of dividends to BMJ was $10.7 million.


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

   At June 30, 1995, BMJ had a total of $51.9 million or 9.2% of total assets in cash and cash equivalents, short-term money market investments, and securities available for sale, representing its primary sources of liquidity, as compared to $47.4 million or 8.9% of assets at December 31, 1994. Another source of asset liquidity is the cash flows provided by maturities and periodic repayments of principal of both the securities held to maturity portfolio and the loan portfolio.

   Liabilities also provide a source of liquidity for BMJ. Wholesale certificates of deposit (none of which were brokered deposits) and repurchase agreements comprised 5.5% of total liabilities at June 30, 1995 and 2.8% of total liabilities at December 31, 1994. Management believes there is substantial room to increase these funding sources if necessary to meet its liquidity needs. In addition, Mid-Jersey currently has a line of $10.8 million available for discount window borrowing from the Federal Reserve without further pledging requirements and a $2.0 million line of credit with a correspondent bank to cover short term funding needs in the federal funds market.

   As shown in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $9.4 million to $35.3 million at June 30, 1995. This decrease reflected net cash of $3.5 million provided by operating activities, $32.4 million of net cash used in investing activities and $19.5 million of net cash provided by financing activities. Cash generated by operating activities reflected BMJ's net income of $2.9 million adjusted for noncash charges and credits. Cash used in investing activities primarily reflected the net increases in the loan portfolio and securities available for sale portfolio offset in part by the proceeds from maturities of securities held to maturity. Cash provided by financing activities primarily reflected the net decrease in demand deposit, savings and interest checking accounts, offset by the net increase in certificates of deposit and securities sold under agreements to repurchase.

   At June 30, 1995, B.M.J. Financial Corp. (the parent company) had a total of $3.0 million in cash and cash equivalents, and $7.3 million in short-term securities for general corporate purposes, which serves as the parent company's primary source of liquidity. The parent company does not maintain lines of credit or other borrowing arrangements.

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

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.
- ------------------------------
            Not Applicable


Item 2.     Changes in Securities
- ---------------------------------
            Not Applicable


Item 3.     Defaults Upon Senior Securities.
- --------------------------------------------
            Not Applicable


Item 4.     Submission of Matters to a Vote of Security Holders.
- ----------------------------------------------------------------
            Not Applicable


Item 5.     Other Information.
- ------------------------------
            Not Applicable


Item 6.     Exhibits and Reports on Form 8-K.
- ---------------------------------------------
            (a)      Exhibit 11.
                     Statement Regarding Computation of Per Share Earnings

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date        08/07/95                  /s/ Elmer J. Elias
     ------------------------        -------------------------------------------
                                     Elmer J. Elias, Acting President



Date        08/07/95                 /s/ Joseph M. Reardon
     ------------------------        -------------------------------------------
                                     Joseph M. Reardon, Chief Financial Officer