Form 10-Q
period 1995-09-30
BMJ FINANCIAL CORP
filed 1995-11-14
CIK 731244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

               For the quarterly period ended September 30, 1995

                                      or

(   ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from __________________ to  __________________

Commission File Number               0-13440
                       -------------------------------------

                             B.M.J. FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                        22-2474875
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     243 ROUTE 130, BORDENTOWN, NJ                           08505
----------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,612,615 shares of common stock, $1.00 par value, outstanding on October 31, 1995.

                                     INDEX


PART 1.  FINANCIAL INFORMATION

Consolidated Balance Sheet -
         September 30, 1995 (Unaudited) and December 31, 1994

Consolidated Statement of Operations -
         Three months and nine months ended September 30, 1995 and 1994 (Unaudited)

Consolidated Statement of Cash Flows -
         Nine months ended September 30, 1995 and 1994 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Management's Discussion and Analysis of Financial
         Condition and Results of Operations



PART 11. OTHER INFORMATION



SIGNATURES

                    B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Balance Sheet
(Unaudited)
(In thousands)
                                                                                     September 30,  December 31,
                                                                                         1995           1994
                                                                                      ---------      ---------
ASSETS
Cash and cash equivalents:
  Cash and due from banks ......................................................      $  19,200      $  21,725
  Money market investments .....................................................          8,498         23,054
                                                                                      ---------      ---------
    Total cash and cash equivalents ............................................         27,698         44,779
                                                                                      ---------      ---------

Securities available for sale (amortized cost of $37,128 at
  September 30, 1995 and $3,006 at December 31, 1994) ..........................         37,139          2,911

Securities held to maturity  (market value of $106,759 at
  September 30, 1995 and $113,095 at December 31, 1994):
  U.S. Treasury securities .....................................................         16,239         25,308
  U.S. government agencies and corporations ....................................         84,831         89,815
  States and political subdivisions ............................................          3,925          3,080
  Other securities .............................................................          2,349            781
                                                                                      ---------      ---------
    Total securities held to maturity ..........................................        107,344        118,984
                                                                                      ---------      ---------

Loans, net of unearned income ..................................................        381,207        354,480
Less reserve for loan losses ...................................................         12,803         12,485
                                                                                      ---------      ---------
    Net loans ..................................................................        368,404        341,995
                                                                                      ---------      ---------

Premises and equipment, net ....................................................          5,889          5,598
Other real estate, net .........................................................          2,716          7,214
Other assets ...................................................................         16,749         16,951
                                                                                      ---------      ---------
    Total assets ...............................................................      $ 565,939      $ 538,432
                                                                                      =========      =========

                    B.M.J. Financial Corp. and Subsidiaries
                     Consolidated Balance Sheet (Continued)
(Unaudited)
(In thousands)
                                                                                     September 30,  December 31,
                                                                                         1995           1994
                                                                                      ---------      ---------
LIABILITIES
Demand deposits (noninterest-bearing) ..........................................      $  76,439      $  78,446
Savings and interest checking ..................................................        255,172        271,209
Certificates of deposit of $100,000 or more ....................................         10,933          4,483
Other time deposits ............................................................        135,698        109,436
                                                                                      ---------      ---------
    Total deposits .............................................................        478,242        463,574
                                                                                      ---------      ---------

Securities sold under agreements to repurchase .................................         14,910          8,857
Other liabilities ..............................................................          5,914          4,955
Capital notes / long term debt .................................................          3,740          2,700
                                                                                      ---------      ---------
    Total liabilities ..........................................................        502,806        480,086
                                                                                      ---------      ---------

SHAREHOLDERS' EQUITY
Common stock, par value $1 per share.
Authorized 25,000,000 shares;
  issued and outstanding 7,607,943 shares at September 30, 1995
  and 7,597,513 at December 31, 1994 ...........................................          7,608          7,597
Surplus ........................................................................         36,436         36,311
Retained earnings ..............................................................         19,082         14,501
Unrealized gain (loss) on securities available for sale, net of tax ............              7            (63)
                                                                                      ---------      ---------
    Total shareholders' equity .................................................         63,133         58,346
                                                                                      ---------      ---------
    Total liabilities and shareholders' equity .................................      $ 565,939      $ 538,432
                                                                                      =========      =========

                See notes to consolidated financial statements.

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Operations

                    (In Thousands, Except Per Share Amounts)

(Unaudited)                                                          Three months ended Sept.30,        Nine months ended Sept.30,
                                                                        1995             1994             1995              1994
                                                                    -----------      -----------       -----------      -----------
INTEREST INCOME
Interest and fees on loans ...................................      $     8,588      $     7,507       $    24,699      $    22,729
Interest on money market investments:
  Time deposits with other banks .............................             --                129                48              271
  Interest bearing deposits with other banks .................                4               20                22               62
  Federal funds sold and repurchase agreements ...............               93              106               273              340
  Other short term investments ...............................               99              336               290              853
Interest on securities available for sale:
  U.S. Treasury securities ...................................               46               34               113              343
  U.S. government agencies and corporations ..................              257             --                 274               75
  States and political subdivisions (tax-exempt) .............               96             --                 151                5
  Other securities ...........................................                4
Interest on securities held to maturity:
  U.S. Treasury securities ...................................              240              327               790              893
  U.S. government agencies and corporations ..................            1,230            1,102             3,723            3,133
  States and political subdivisions (tax-exempt) .............               55               44               184              172
  Other securities ...........................................               43               11                67               36
                                                                    -----------      -----------       -----------      -----------
    Total interest income ....................................           10,751            9,616            30,634           28,916
                                                                    -----------      -----------       -----------      -----------
INTEREST EXPENSE
Savings and interest checking deposits .......................            1,499            1,294             4,228            4,273
Certificates of deposit of  $100,000 or more .................              177               38               340              153
Other time deposits ..........................................            1,749              960             4,332            2,857
Other debt ...................................................              261              118               712              356
                                                                    -----------      -----------       -----------      -----------
    Total interest expense ...................................            3,686            2,410             9,612            7,639
                                                                    -----------      -----------       -----------      -----------
Net interest income ..........................................            7,065            7,206            21,022           21,277
Provision for loan losses ....................................              --               --                --               --
                                                                    -----------      -----------       -----------      -----------
    Net interest income after provision for loan losses ......            7,065            7,206            21,022           21,277
                                                                    -----------      -----------       -----------      -----------

                    B.M.J. Financial Corp. and Subsidiaries
                Consolidated Statement of Operations (Continued)

                    (In Thousands, Except Per Share Amounts)

(Unaudited)                                                         Three months ended Sept.30,         Nine months ended Sept.30,
                                                                       1995             1994              1995              1994
                                                                    -----------      -----------       -----------      -----------
NONINTEREST INCOME
Service charges, commissions, and fees .......................              954            1,228             2,754            3,651
Trust income .................................................              106              129               344              281
Gain on sale of other real estate ............................               17               38               103              410
    Total noninterest income .................................            1,077            1,395             3,201            4,342
NONINTEREST EXPENSE
Salaries and employee benefits ...............................            2,284            2,607             7,182            8,181
Net occupancy ................................................              694              766             2,158            2,473
Other real estate expense ....................................              113              226               403            1,154
Other ........................................................            2,222            2,888             7,105            8,365
                                                                    -----------      -----------       -----------      -----------
    Total noninterest expense ................................            5,313            6,487            16,848           20,173
                                                                    -----------      -----------       -----------      -----------
Income before income tax expense .............................            2,829            2,114             7,375            5,446
Income tax expense:
  Provision for income tax ...................................                8             --               1,653                7
  Reversal of valuation allowance ............................             --               --                --             (3,500)
                                                                    -----------      -----------       -----------      -----------
Income before extraordinary charge ...........................            2,821            2,114             5,722            8,939
  Extraordinary charge - early redemption of
  convertible notes ..........................................             --                (87)             --                (87)
                                                                    -----------      -----------       -----------      -----------
NET INCOME ...................................................      $     2,821      $     2,027       $     5,722      $     8,852
                                                                    ===========      ===========       ===========      ===========
Earnings per share - Primary .................................      $      0.37      $      0.26       $      0.74      $      1.16
                                                                    ===========      ===========       ===========      ===========
                   - Fully diluted ...........................      $      0.36      $      0.26       $      0.74      $      1.14
                                                                    ===========      ===========       ===========      ===========
Weighted average shares outstanding - Primary ................        7,722,363        7,665,823         7,699,947        7,607,679
                                                                    ===========      ===========       ===========      ===========
                                    - Fully diluted ..........        7,918,947        7,898,084         7,911,214        7,862,475
                                                                    ===========      ===========       ===========      ===========

                See notes to consolidated financial statements.

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Cash Flows
(unaudited)
(in thousands)
                                                                               Nine months ended September 30,
                                                                                    1995             1994
                                                                                  --------         --------
Cash flows from operating activities:
Net income ...............................................................        $  5,722         $  8,852
Adjustments to reconcile net income to net cash from operating activities:
 Depreciation of premises and equipment ..................................             586              702
 Amortization of intangibles .............................................              86              351
 Net accretion of securities available for sale ..........................            (138)            (145)
 Net amortization (accretion) of securities held to maturity .............              52              (77)
 Provision for other real estate .........................................            --                663
 Net (increase) decrease in other real estate owned ......................             124             (393)
 Gain on sale of loans and other real estate .............................            --                (69)
 Increase (decrease) in equity from unrealized holding loss
   on securities available for sale, net of tax ..........................              69              (47)
 Decrease (increase) in other assets .....................................             117           (5,160)
 Increase in other liabilities ...........................................             959              292
                                                                                  --------         --------
Net cash provided by operating activities ................................           7,577            4,969
                                                                                  --------         --------
Cash flows from investing activities:
 Proceeds from maturities and sale of securities available for sale ......           1,517           25,926
 Purchase of securities available for sale ...............................         (35,607)          (2,749)
 Proceeds from maturities of securities held to maturity .................          15,512           67,782
 Purchase of securities held to maturity .................................          (3,924)         (71,382)
 Net increase in loans ...................................................         (26,230)         (11,481)
 Proceeds from sale of loans .............................................            --              5,033
 Proceeds from other real estate .........................................           4,194            8,232
 Proceeds from sale of bank subsidiary ...................................            --              6,846
 Property and equipment expenditures .....................................            (876)            (392)
                                                                                  --------         --------
Net cash provided by (used in) investing activities ......................         (45,414)          27,815
                                                                                  --------         --------
Cash flows from financing activities:
 Net decrease in demand deposits, savings and interest checking accounts .         (18,044)         (26,639)
 Net increase in certificates of deposit .................................          32,712            1,419
 Repayments of capital notes .............................................            --             (1,611)
 Net increase in borrowed funds ..........................................           1,050             --
 Net increase in securities sold under agreements to repurchase ..........           6,053            5,107
 Dividends paid ..........................................................          (1,140)            --
 Issuance of stock .......................................................             125             --
                                                                                  --------         --------
Net cash provided by (used in) financing activities ......................          20,756          (21,724)
                                                                                  --------         --------

                    B.M.J. Financial Corp. and Subsidiaries
                Consolidated Statement of Cash Flows (Continued)
(unaudited)
(in thousands)
                                                                               Nine months ended September 30,
                                                                                    1995             1994
                                                                                  --------         --------
Net change in cash and cash equivalents ..................................         (17,081)          11,060
Cash and cash equivalents at beginning of period .........................          44,779           56,251
                                                                                  --------         --------
Cash and cash equivalents at end of period ...............................        $ 27,698         $ 67,311
                                                                                  ========         ========

Cash paid during the period for:
Interest .................................................................        $  8,938         $  7,772
                                                                                  ========         ========
Income taxes .............................................................        $    965         $    850
                                                                                  ========         ========
Noncash investing activities:
Transfer of loans to other real estate, net ..............................        $  2,755         $    979
                                                                                  ========         ========
Transfer of insubstance foreclosures to loans upon adoption of FASB 114 ..        $  2,935             --
                                                                                  ========         ========
Transfer of securities available for sale to securities held to maturity .            --           $ 28,237
                                                                                  ========         ========
Transfer of bank subsidiary held for sale:
  Assets .................................................................            --           $  6,657
                                                                                  ========         ========
  Liabilities ............................................................            --           $ 62,826
                                                                                  ========         ========
Redemption of capital notes through issuance of stock ....................        $     10         $    502
                                                                                  ========         ========

                See notes to consolidated financial statements.

                    B.M.J. FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis For Financial Statement Presentation

         The information in this report is unaudited, is subject to year-end adjustments and audit, and is prepared in accordance with generally accepted accounting principles. However, in the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial data as of and for the three-month and nine-month periods ended September 30, 1995 and 1994. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1995.

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

         On October 18, 1995, The Financial Accounting Standards Board ("FASB") announced a one-time amnesty on transfers between the portfolios of securities classified as either (1) held to maturity; (2) trading securities; or (3) available for sale. The FASB concluded that during an approximately six-week period ending December 31, 1995, an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any reclassifications at fair value in accordance with FAS 115. Reclassifications from the held to maturity portfolio that result from this one- time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. It is BMJ's intent to reassess the classification of its securities portfolios during this amnesty period.


4. Reserve For Loan Losses

         BMJ maintains a reserve for loan losses that, in management's judgement, is adequate to absorb future losses inherent in the loan portfolio. Management has adopted a reserve methodology that requires specific reserve assessment for all loans including residential real estate mortgages and consumer loans. This methodology assigns reserves based upon credit risk ratings for specific loans and general reserves for all other loans. The general reserves are based on historical charge-off experience but are subject to certain minimums based upon BMJ's assessment of the current economic environment.

         On January 1, 1995, BMJ adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired when it is probable that BMJ will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Under FAS No. 114, impaired loans subject to the statement are required to be measured based upon the present value of expected future cash flows discounted at the loan's initial effective interest rate or at the loan's market price or fair value of the collateral if the loan is collateral dependent. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses. FAS No. 118 permits existing income recognition practices to continue.

         FAS No. 114 also provides for the reclassification of all outstanding insubstance foreclosure loans ("ISF") from Other Real Estate to the loan portfolio as nonaccrual loans at their current carrying value. The reclassification of ISF's to loans has been made upon adoption of FAS No. 114 and this reclassification is reflected in the schedule of BMJ's nonperforming assets at September 30, 1995 on page 16. BMJ will no longer be required to identify and isolate future loans that may meet the former criteria for ISF classification.

         At September 30, 1995, all of BMJ's nonperforming loans were considered to be impaired loans and totaled $6.0 million. Included in these impaired loans were $3.8 million which has a related impairment reserve of $493 thousand and $2.2 million that does not have a related reserve as a result of interest payments applied to reduce principal or losses previously taken on these loans. Average impaired loans during the third quarter of 1995 were $6.7 million. During the quarter, BMJ recognized $49 thousand of interest income on impaired loans, all of which was recognized using the cash basis method of income recognition.


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


6. Income Taxes

         BMJ files a consolidated Federal income tax return, and the amount of income tax expense or benefit is computed and allocated among subsidiaries on a separate return basis. BMJ utilizes the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences, which are inherent in the tax filing process, are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enacted date. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    B.M.J. Financial Corp. and Subsidiaries
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



The following discussion and analysis addresses material changes in BMJ's financial condition between December 31, 1994 and September 30, 1995 and material changes in its results of operations with respect to the three-month and nine-month periods ended September 30, 1995 and 1994.


Results of Operations

Earnings Performance

         BMJ reported net income for the third quarter ended September 30, 1995 of $2.8 million, compared to net income for the third quarter of 1994 of $2.0 million. For the nine months ended September 30, 1995, net income was $5.7 million compared to net income of $8.9 million for the nine months ended September 30, 1994, which included a one-time credit of $3.5 million described below.

         On a per share basis, earnings for the third quarter of 1995 were $0.36, compared to earnings of $0.26 for the comparable period of 1994. For the nine-month period ended September 30, 1995, earnings per share were $0.74 compared to earnings of $1.14 for the nine months ended September 30, 1994, of which $.45 represented the per share effect of the one-time credit.

         BMJ's pre-tax income for the third quarter ended September 30, 1995 totaled $2.8 million, an increase of 34% over the pre-tax income of $2.1 million reported for the third quarter of 1994. For the nine-month period ended September 30, 1995, pre-tax income amounted to $7.4 million, an increase of 35% over the pre-tax income of $5.4 million reported for the comparable 1994 period.

         Income tax expense for the quarter ended September 30, 1995 amounted to $8 thousand, compared to no income tax expense for the third quarter of 1994. Income tax expense for the nine-month period ended September 30, 1995 to $1.7 million compared to $7 thousand for the comparable period of 1994.

         Effective January 1, 1993, BMJ adopted Statement of Financial Accounting Standards No. 109," Accounting for Income Taxes". During 1994, sufficient positive evidence had accumulated to warrant the reversal of the valuation allowance originally established upon adoption of the Statement. Therefore, income tax expense for the nine-month period ended September 30, 1994 was reduced by $3.5 million, representing a reversal of a portion of the valuation allowance.

         As a result of significant tax loss carryback refund claims previously filed by the Company, BMJ has been under examination by the Internal Revenue Service ("IRS") for the taxable years 1989 through 1993. During the third quarter of 1995, BMJ received the Revenue Agent's Report ("RAR") for the years under audit and has agreed to the examiner's findings. Although the agent's report and the related refund claims are subject to review by the Joint Committee on Taxation of the U.S. Congress, BMJ has evaluated its reserves for income taxes based on acceptance of the RAR. As a result of this review, income tax expense for the three- month and nine-month periods ended September 30, 1995 has been reduced by $1.0 million, representing the reversal of previously accrued income taxes. BMJ believes that the remaining income tax reserves are adequate to cover tax liabilities for all open years.

         Net interest income for the third quarter ended September 30, 1995 amounted to $7.1 million compared to $7.2 million for the third quarter of 1994. For the nine-month period ended September 30, 1995, net interest income amounted to $21.0 million versus $21.3 million for the nine-month period ended September 30, 1994. BMJ's taxable-equivalent net interest margin remained strong at 5.58% for the first nine months of 1995 compared to 5.21% for the first nine months of 1994.

         The improvement in the net interest margin for the nine-month period ended September 30, 1995 versus 1994, primarily resulted from a higher-yielding asset mix as lower yielding money market investments and securities were replaced with higher-yielding loans. Partially offsetting this improvement was a higher cost of funds.

         BMJ continued to pursue its aggressive program to reduce the level of total noninterest expenses while increasing operating efficiency. As a result, total noninterest expenses for the third quarter of 1995 amounted to $5.3 million, a reduction of 18% from total noninterest expenses of $6.5 million for the 1994 third quarter. For the nine-month period ended September 30, 1995, total noninterest expenses amounted to $16.8 million, a reduction of 16% from total noninterest expenses of $20.2 million for the first nine months of 1994.

         For the nine-month period ended September 30, 1995, BMJ's core efficiency ratio (total noninterest expenses exclusive of other real estate expenses and certain nonrecurring charges as a percent of taxable-equivalent net interest income plus adjusted noninterest income) improved to 65.8% from 74.2% for the nine-month period ended September 30, 1994.

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

         Net interest income was $7.1 million for the third quarter of 1995 compared to $7.2 million for the third quarter of 1994. For the nine months ended September 30, 1995, net interest income was $21.0 million compared to $21.3 million for the comparable 1994 period. The financial summary in Table 1 details yields and rates of major interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 1995 and 1994. Among other things, Table 1 shows that the cost of interest-bearing deposits increased to 3.07% for the nine months ending September 30, 1995 compared to 2.17% for the corresponding period ended September 30, 1994 as BMJ endeavored to increase its level of total deposits in the competitive retail market. Despite this increase in the cost of interest-bearing deposits, BMJ's net interest margin which represents the difference between yields on average interest-earning assets and costs of average funding sources, was 5.58% for the nine-month period ended September 30, 1995 compared to 5.21% for the comparable 1994 period.

         Noninterest Income

         BMJ's revenues include noninterest income, which consists primarily of service charges on deposit accounts and trust service fees. Noninterest income was $1.1 million for the third quarter of 1995 compared to $1.4 million for the third quarter of 1994 and $3.2 million for the nine-month period ended September 30, 1995 compared to $4.3 million for the comparable 1994 period.

         Service charges, commissions and fees amounted to $954 thousand for the third quarter of 1995 compared to $1.2 million for the third quarter of 1994. Service charges, commissions and fees totaled $2.8 million for the first nine months of 1995 and $3.7 million for the first nine months of 1994. The current year decrease in revenues from service charges, commissions and fees when compared with the prior year is primarily due to the lower level of deposit accounts subject to service charges and other fees during 1995 as a result of the sale of BMJ's Southern Ocean State Bank subsidiary on July 29, 1994.

         Also included in BMJ's noninterest income is the gain recognized on the sales of other real estate properties. Net gains on the sales of other real estate properties of $17 thousand were realized during the third quarter of 1995 versus net gains of $38 thousand for the third quarter of 1994. For the nine-month period ended September 30, 1995, BMJ realized net gains of $103 thousand compared to net gains of $410 thousand for the comparable 1994 period.

         Noninterest Expense

         Noninterest expense for the quarter ended September 30, 1995 was $5.3 million, a reduction of 18% from noninterest expense of $6.5 million for the third quarter of 1994. For the nine-month period ended September 30, 1995, BMJ's noninterest expense amounted to $16.8 million, a reduction of 16% from the $20.2 million reported for the comparable 1994 period. Two significant initiatives completed during 1994 which have had an impact on reducing BMJ's level of total noninterest expense when comparing 1995 results with 1994 results were the merger of BMJ's two principal subsidiaries, The Bank of Mid-Jersey and Mount Holly State Bank, and the sale of BMJ's Southern Ocean State Bank subsidiary. As previously discussed, Southern Ocean State Bank's operating results are included in BMJ's operating results for 1994.

         For the nine-month period ended September 30, 1995, BMJ's core efficiency ratio (total noninterest expenses exclusive of other real estate expenses and certain nonrecurring charges as a percent of taxable-equivalent net interest income plus adjusted noninterest income) improved to 65.8% from 74.2% for the nine-month period ended September 30, 1994.

         Salaries and employee benefits amounted to $2.3 million for the quarter ended September 30, 1995, a reduction of 12% from the balance of $2.6 million for the quarter ended September 30, 1994. Salaries and employee benefits for the nine-month period ended September 30, 1995 amounted to $7.2 million, a reduction of 12% compared to the $8.2 million for the nine-month period ended September 30, 1994. Salaries expense, which is the largest component of this noninterest expense category, amounted to $2.0 million for the 1995 third quarter and $6.1 million for the nine-month period ended September 30, 1995 which represent decreases of 8% and 12%, respectively from salaries expense for the corresponding periods of 1994. BMJ has reduced the number of full-time equivalent employees at September 30, 1995 to 280 employees, a reduction of 6% from 298 full-time equivalent employees at September 30, 1994.

         Net occupancy expense decreased to $694 thousand for the quarter ended September 30, 1995 from $766 thousand for the 1994 third quarter and decreased to $2.2 million for the nine months ended September 30, 1995 from $2.5 million for the comparable 1994 period. Net occupancy expenses in 1995 were favorably affected by lower repairs and maintenance expenses and lower depreciation expense.

         Other real estate expense decreased to $113 thousand for the quarter ended September 30, 1995, compared to $226 thousand for the 1994 third quarter and decreased to $403 thousand for the nine-month period ended September 30, 1995 compared to $1.2 million for the 1994 period. Other real estate expense includes the costs to maintain repossessed properties such as real estate taxes, insurance and general maintenance expenses. During the nine-month period ended September 30, 1995, BMJ was able to reduce the net balance of its other real estate primarily through the sale of properties to a net balance of $2.7 million at September 30, 1995 compared to the net balance of $6.7 million at September 30, 1994. As a result, BMJ was able to achieve corresponding reductions in other real estate expense for the three-month and nine- month periods ended September 30, 1995 of 50% and 65% respectively when compared with the three and nine-month period ended September 30, 1994. Other real estate expense also includes a provision to increase the valuation reserve used to adjust the carrying value of foreclosed properties to their fair value. For the nine-month period ended September 30, 1995, there was no provision necessary to increase this reserve. For the nine-month period ended September 30, 1994, a provision of $663 thousand was made to increase this valuation reserve.

         The other (or miscellaneous) noninterest expense category totaled $2.2 million for the quarter ended September 30, 1995 compared to $2.9 million for the second quarter of 1994. For the nine-month period ended September 30, 1995, other noninterest expense totaled $7.1 million compared to $8.4 million for the nine-month period ended September 30, 1994. Contributing to the 1995 decreases in this category are the reductions in BMJ's premium for FDIC insurance and legal fees.

         In August 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a reduction in the premium banks pay for deposit insurance. For well-capitalized institutions, the premium is reduced by 83% from $0.23 for every $100 of deposits to $0.04 for every $100 of deposits. BMJ's The Bank of Mid-Jersey subsidiary is qualified as a well-capitalized institution. In addition, the FDIC indicated that refunds will be made to institutions for any third quarter 1995 prepaid deposit insurance premiums following the FDIC's confirmation that the Bank Insurance Fund has met its designated level of $1.25 per every $100 of insured deposits. On September 15 , 1995, The Bank of Mid-Jersey received a refund of $281 thousand from the FDIC. As a result, FDIC insurance expense for the nine months ended September 30, 1995 was $492 thousand, which reflects a 53% decrease from the amount for the corresponding 1994 period.

         Legal expense for the third quarter of 1995 amounted to $332 thousand, a reduction of 31% from the $478 thousand reported for the 1994 third quarter. Legal expenses for the first nine months of 1995 totaled $783 thousand, a reduction of 40% from the legal expenses total of $1.3 million for the first nine months of 1994. The current year decrease in BMJ's legal expense is primarily a result of the lower level of nonperforming assets, thereby decreasing litigation costs in pursuing collection of delinquent loans and in obtaining title to properties through the foreclosure process.


         Income Tax Expense

         Income tax expense for the quarter ended September 30, 1995 amounted to $8 thousand, compared to no income tax expense for the third quarter of 1994. Income tax expense for the nine-month period ended September 30, 1995 to $1.7 million compared to $7 thousand for the comparable period of 1994.

         Effective January 1, 1993, BMJ adopted Statement of Financial Accounting Standards No. 109," Accounting for Income Taxes". During 1994, sufficient positive evidence had accumulated to warrant the reversal of the valuation allowance originally established upon adoption of the Statement. Therefore, income tax expense for the nine-month period ended September 30, 1994 was reduced by $3.5 million, representing a reversal of a portion of the valuation allowance.

         As a result of significant tax loss carryback refund claims previously filed by the Company, BMJ has been under examination by the Internal Revenue Service ("IRS") for the taxable years 1989 through 1993. During the third quarter of 1995, BMJ received the Revenue Agent's Report ("RAR") for the years under audit and has agreed to the examiner's findings. Although the agent's report and the related refund claims are subject to review by the Joint Committee on Taxation of the U.S. Congress, BMJ has evaluated its reserves for income taxes based on acceptance of the RAR. As a result of this review, income tax expense for the three month and nine-month periods ended September 30, 1995 has been reduced by $1.0 million, representing the reversal of previously accrued income taxes. BMJ believes that the remaining income tax reserves are adequate to cover tax liabilities for all open years.


         Balance Sheet Analysis

         Total assets of BMJ amounted to $565.9 million at September 30, 1995, increasing from $538.4 million at December 31, 1994. This increase is primarily attributable to an increase in the level of total deposits at September 30, 1995 versus December 31, 1994. Total deposits of $478.2 million at September 30, 1995 represents a 3% increase from the $463.6 of total deposits at December 31, 1994. This increase was achieved despite the high level of competition that exists among financial institutions in BMJ's market for retail deposits. Through renewed marketing programs and competitively priced deposit products, it is BMJ's intention to increase its share of the retail deposits market.

         During 1995, BMJ continued to improve its capital ratios and its balance sheet condition. Shareholders' equity increased from $58.3 million at December 31, 1994 to $63.1 million at September 30, 1995. The ratio of shareholders' equity to total assets at September 30, 1995 remained strong at 11.2% compared to 10.8% at December 31, 1994..

         In addition, asset quality continued to improve as total nonperforming assets at September 30, 1995 were reduced $9.0 million compared to $14.2 million at December 31, 1994.

         The following discussion deals with the major components of the balance sheet.

         Securities Available for Sale

         Securities which may be sold in response to changing market and interest rate conditions or as part of BMJ's asset/liability management strategy have been classified as securities available for sale. The securities available for sale portfolio amounted to $37.1 million at September 30, 1995 compared to $2.9 million at December 31, 1994. The securities available for sale portfolio is carried at fair market value at September 30, 1995 and December 31, 1994.

         Table 1 details the composition of the securities available for sale portfolio. In addition, Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the nine-month periods ended September 30, 1995 and 1994.


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

         The securities held to maturity portfolio amounted to $107.3 million at September 30, 1995 compared to $119.0 million at December 31, 1994. Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the nine-month periods ended September 30, 1995 and 1994.

                          Table 1 -- Financial Summary
  Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                               Nine months ended Sept. 30, 1995      Nine months ended Sept. 30, 1994
                                                             ---------------------------------     ---------------------------------
                                                             Average      Yields      Interest     Average      Yields      Interest
                                                             Balance      or          Income/      Balance      or          Income/
                                                                          Rates       Expense                   Rates       Expense
                                                             --------     ----        --------     --------     ----        --------
INTEREST-EARNING ASSETS
Money market investments:
    Time deposits with other banks .....................     $  1,094     5.87%       $     48     $  9,347     3.88%       $    271
    Interest bearing deposits with other banks .........          545     5.40              22        2,349     3.53              62
    Federal funds sold and repurchase agreements .......        6,150     5.93             273       12,629     3.60             340
    Other short term investments .......................        6,491     5.97             290       27,619     4.13             853
                                                             --------     ----        --------     --------     ----        --------
        Total money market investments .................       14,280     5.93             633       51,944     3.93           1,526

Securities available for sale:
    U.S. Treasury securities ...........................        3,253     4.64             113       12,765     3.59             343
    U.S. government agencies and corporations ..........        5,577     6.57             274        2,449     4.09              75
    States and political subdivisions ..................        4,784     6.40             229          154     6.08               7
    Other securities ...................................         --        --              --            97     5.51               4
                                                             --------     ----        --------     --------     ----        --------
        Total securities available for sale ............       13,614     6.05             616       15,465     3.71             429

Securities held to maturity:
    U.S. Treasury securities ...........................       18,584     5.68             790       26,594     4.49             893
    U.S. government agencies and corporations ..........       88,760     5.61           3,723       86,146     4.86           3,133
    States and political subdivisions ..................        4,372     8.50             278        4,526     7.71             261
    Other securities ...................................        1,322     6.78              67          819     5.88              36
                                                             --------     ----        --------     --------     ----        --------
        Total securities held to maturity ..............      113,038     5.75           4,858      118,085     4.89           4,323
Loans, net of unearned income ..........................      373,512     8.94          24,964      369,170     8.33          22,990
                                                             --------     ----        --------     --------     ----        --------
        Total interest-earning assets ..................     $514,444     8.08%       $ 31,071     $554,664     7.05%       $ 29,268
                                                             ========     ====        ========     ========     ====        ========
FUNDING SOURCES
Deposits:
    Savings and interest checking ......................     $257,393     2.20%       $  4,228     $328,363     1.74%       $  4,273
    Certificates of deposit of $100,000 or more ........        8,423     5.40             340        5,999     3.41             153
    Other time deposits ................................      121,416     4.77           4,332      115,192     3.32           2,857
                                                             --------     ----        --------     --------     ----        --------
        Total interest-bearing deposits ................      387,232     3.07           8,900      449,554     2.17           7,283

Securities sold under agreements to repurchase .........       15,118     4.86             550        4,470     2.78              93
Other borrowed funds ...................................          176     4.56               6          181     3.69               5
Other debt .............................................        2,792     7.45             156        4,205     8.20             258
                                                             --------     ----        --------     --------     ----        --------
        Total interest-bearing liabilities .............      405,318     3.17           9,612      458,410     2.23           7,639
Portion of noninterest-bearing funding sources .........      109,126      --              --        96,254      --              --
                                                             --------     ----        --------     --------     ----        --------
        Total funding sources ..........................     $514,444     2.50%       $  9,612     $554,664     1.84%       $  7,639
                                                             ========     ====        ========     ========     ====        ========
Net interest margin and net interest income                               5.58%       $ 21,459                  5.21%       $ 21,629
                                                                          ====        ========                  ====        ========

Loan Portfolio

      BMJ's loan portfolio represented 67.4% of total assets at September 30, 1995, compared to 65.8% at December 31, 1994. BMJ's loan portfolio amounted to $381.2 million at September 30, 1995 increasing from $354.5 million at December 31, 1994 primarily as a result of increased loan demand in BMJ's market.

      The following table provides a comparative analysis of the loan portfolio composition:

(in thousands)                                         September 30,   December 31,
                                                           1995           1994
                                                         --------       --------
Commercial, financial and agricultural ...........       $ 21,732       $ 22,822
Real estate - mortgage ...........................        286,133        272,878
Real estate - construction .......................         29,932         28,420
Consumer .........................................         43,410         30,360
                                                         --------       --------
                                                         $381,207       $354,480
                                                         ========       ========

   Substantially all of BMJ's lending activity is to customers, or secured by property, located within Mercer, Burlington and Ocean counties in New Jersey. Of the portfolio as a whole, at September 30, 1995, approximately 82.9% of BMJ's loans are secured by real estate.


Nonperforming Assets

   Nonperforming   assets,  as  summarized  in  the  table  below,   consist  of
nonperforming loans plus net other real estate owned.

(in thousands)                                      September 30,    December 31,
                                                        1995             1994
                                                     ---------        ---------
Nonperforming Loans:
Loans past due 90 days or
     more and accruing .......................       $    --          $   1,264
Nonaccrual loans .............................           6,300            5,769
                                                     ---------        ---------
    Total nonperforming loans ................           6,300            7,033
                                                     ---------        ---------
Other Real Estate:
Insubstance foreclosure ......................            --              2,935
Other real estate ............................           3,006            5,237
Loss reserve .................................            (290)            (958)
                                                     ---------        ---------
    Total other real estate, net .............           2,716            7,214
                                                     ---------        ---------
Total Nonperforming Assets ...................       $   9,016        $  14,247
                                                     =========        =========

   Nonperforming loans include nonaccrual loans and loans 90 days or greater past due and still accruing. Loans are generally reported as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is determined to be in jeopardy. Loans, with the exception of partially charged off loans or loans with any portion classified as doubtful, may be placed back on accrual status when they become current as to both principal and interest and when concern as to future collectibility in full no longer exists. The remaining recorded balance of a partially charged off loan, however, may be returned to accrual status if the entire contractual loan balance, together with all unpaid contractual interest, is determined to be fully collectible. Nonperforming loans as a percentage of total loans were 1.7% as of September 30, 1995 and 2.0% as of December 31, 1994.

   The following table illustrates the activity in BMJ's nonaccrual loans during the nine-month period ended September 30, 1995.

(in thousands)                                 Nine Months Ended September 30, 1995
                                               -------------------------------------
                                                             Nonaccrual
                                                                Loans
                                                              --------
Balance, January 1, 1995 .............................        $  5,769
New defaults .........................................           4,755
Assets foreclosed upon ...............................          (2,081)
Payoffs, cures and sales .............................          (1,502)
Chargeoffs and writedowns ............................            (641)
                                                              --------
Balance, September 30, 1995 ..........................        $  6,300
                                                              ========

   Potential problem loans consist of loans which are included in performing loans at September 30, 1995, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At September 30, 1995, such potential problem loans amounted to approximately $3.7 million. Depending on the state of the economy and the impact thereof on BMJ's borrowers, as well as other future events, these loans and others not currently so identified could be classified as nonperforming loans in the future.

The following table illustrates the activity in BMJ's other real estate during the nine-month period ended September 30, 1995.

                                                          Nine Months Ended
(in thousands)                                            September 30, 1995
                                                          ------------------
Balance, January 1, 1994 .............................        $ 8,172
   Additions:
      Assets foreclosed upon or designated
                    as Other Real Estate .............          2,755
                                                              -------
         Total additions .............................          2,755
                                                              -------
   Deductions:
      Sales and other reductions .....................         (4,088)
      Transfer of insubstance foreclosures to loans
          upon adoption of FAS 114 ...................         (2,935)
      Writedowns to fair value/Chargeoffs ............           (898)
                                                              -------
         Total deductions ............................         (7,921)
                                                              -------
   Subtotal ..........................................          3,006
   Less loss reserve .................................           (290)
                                                              -------
Balance, September 30, 1995 ..........................        $ 2,716
                                                              =======

   Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. A reserve for other real estate has been established to maintain the portfolio at the lower of cost or fair value less estimated disposition costs.

   On January 1, 1995, BMJ adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". See note 4 in the Notes to Financial Statements for a further discussion of FAS nos. 114 and 118. A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At September 30, 1995, BMJ's impaired loans totaled $6.0 million, which was equal to the nonperforming loans total. Included in these impaired loans were $3.8 million which has a related impairment reserve of $493 thousand and $2.2 million that does not have a related reserve as a result of interest payments applied to reduce principal or losses previously taken on these loans. Average impaired loans during the third quarter of 1995 were $6.7. During the quarter, BMJ recognized $49 thousand of interest income on impaired loans, all of which was recognized using the cash basis method of income recognition.

   The following table sets forth information concerning the other real estate loss reserve activity for the nine-month periods ended September 30, 1995 and 1994.

                                                     Nine Months Ended September 30,
   (in thousands)                                          1995           1994
                                                         -------        -------
Balance, beginning of year .......................       $   958        $ 2,614
   Add: provision charged to expense .............          --              663
                                                         -------        -------
                                                             958          3,277
   Less: writedowns ..............................          (668)        (2,298)
       : subsidiary held for sale ................        --             (125)
                                                         -------        -------
Balance, at end of period ........................       $   290        $   854
                                                         =======        =======

   Reserve for Loan Losses

   At September 30, 1995, the reserve for loan losses totaled $12.8 million compared to $12.5 million at December 31, 1994. The ratio of the reserve for loan losses to total loans at September 30, 1995 was 3.36% versus 3.52% at December 31, 1994. The table below provides a summary of the activity in the loan loss reserve plus additional key ratios for assessing the adequacy of the reserve for loan losses at September 30, 1995 and 1994.

                                               Nine Months Ended September 30,
(in thousands)                                    1995               1994
                                               ----------         ----------
Reserve balance, beginning of year .......     $   12,485         $   14,423
   Gross charge-offs .....................         (1,142)            (1,990)
   Less: recoveries ......................          1,460              1,443
                                               ----------         ----------
Net (charge-offs) recoveries .............            318               (547)
Provision charged to operations ..........           --
Subsidiary held for sale .................           --                 (415)
                                               ----------         ----------
Reserve, at end of period ................     $   12,803         $   13,461
                                               ==========         ==========

Loans, end of period .....................     $  381,207         $  348,725
Average loans outstanding ................     $  373,512         $  369,170
Ratio of net (charge-offs) recoveries
   to average loans outstanding ..........            .09%              (.15%)

Ratio of reserve for loan losses
   to nonperforming loans ................         203.22%            142.91%
Ratio of reserve for loan losses
   to loans, end of period ...............           3.36%              3.86%

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

   BMJ's gross charge-offs during the first nine months of 1995 totaled $1.1 million compared with $2.0 million for the first nine months of 1994. Subsequent to the charge-off of a loan, it is BMJ's policy to continue to vigorously pursue the collection of principal outstanding as well as past due interest. Collection efforts resulted in recoveries of $1.5 million on previously charged-off loans during the first nine months of 1995 compared with $1.4 million for the first nine months of 1994.

   The distribution of the reserve for loan losses and the percentage of loans in each category to total loans at September 30, 1995 is illustrated in the following table.

                   Allocation of the Reserve for Loan Losses
                               September 30, 1995
(in thousands)                                                        % of Loans
                                                       Reserve        in Each Category
                                                       Amount         to Total Loans
                                                       -------        ----------------
Domestic:
     Commercial, financial and agricultural .......    $   909          5.70%
          Real estate  -  mortgage ................      8,462         75.06
     Real estate  -  construction .................      1,961          7.85
     Consumer .....................................        552         11.39

Unallocated .......................................        919          --
                                                       -------        ------
                                                       $12,803        100.00%
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

   BMJ's total deposits amounted to $478.2 million at September 30, 1995 compared to $463.6 million at December 31, 1994.

   Table 1 provides information concerning average rates and balances of BMJ's interest-bearing deposits for the nine-month periods ended September 30, 1995 and 1994. Among other things, Table 1 shows that as a result of the increasing interest rate environment which existed during 1994 and mid-1995, the average rate paid on BMJ's average interest-bearing deposit balances increased to 3.07% for the nine-month period ended September 30, 1995 from 2.17% for the comparable 1994 period.


   Capital

   BMJ's level of shareholders' equity continued to improve during the first nine months of 1995; primarily as the result of profitable operating results. The following table provides selected shareholders' equity ratios at September 30, 1995 and December 31, 1994.

(in thousands)                                    September 30,       December 31,
                                                      1995                1994
                                                   ------------       ------------
Shareholders' equity ........................      $63,133              $58,346
Shareholders' equity to assets ratio ........        11.15%               10.84%
Book value per share ........................      $  8.30              $  7.68

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

                                       September 30, 1995                        December 31,1994
                              ----------------------------------         -----------------------------------
                                   Total              Tier 1                Total                Tier 1
                                Risk-Based           Risk-Based            Risk-Based            Risk-Based
                              Capital Ratio        Capital Ratio         Capital Ratio         Capital Ratio
                              -------------        -------------         -------------         -------------
B.M.J.Financial Corp.                17.08%               15.14%                17.03%                15.04%
The Bank of Mid-Jersey               14.97%               13.69%                14.86%                13.58%

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

The leverage ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                     Leverage Ratio at              Leverage Ratio at
                                     September 30, 1995             December 31,1994
                                     ------------------             -----------------
B.M.J.Financial Corp.                       10.84%                        10.58%
The Bank of Mid-Jersey                       9.99%                         9.49%

   Failure to satisfy any minimum capital requirement applicable to BMJ or Mid-Jersey could subject BMJ or Mid- Jersey, as the case may be, to regulatory actions by the FRB.

   BMJ paid $380 thousand in cash dividends on its common stock during the third quarter of 1995 and has declared $1,140,000 in cash dividends on its common stock through the first nine months of 1995. These shareholder dividends represent the first to be paid by BMJ since dividends were suspended in 1991.

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

   At September 30, 1995, BMJ had a total of $64.8 million or 11.5% of total assets in cash and cash equivalents, short-term money market investments, and securities available for sale, representing its primary sources of liquidity, as compared to $47.4 million or 8.9% of assets at December 31, 1994. Another source of asset liquidity is the cash flows provided by maturities and periodic repayments of principal of both the securities held to maturity portfolio and the loan portfolio.

   Liabilities also provide a source of liquidity for BMJ. Wholesale certificates of deposit (none of which were brokered deposits) and repurchase agreements comprised 5.1% of total liabilities at September 30, 1995 and 2.8% of total liabilities at December 31, 1994. Management believes there is substantial room to increase these funding sources if necessary to meet its liquidity needs. In addition, Mid-Jersey currently has a line of $10.8 million available for discount window borrowing from the Federal Reserve without further pledging requirements and a $2.0 million line of credit with a correspondent bank to cover short term funding needs in the federal funds market. In addition, The Bank of Mid-Jersey joined the Federal Home Loan Bank system during 1995 and has established a line of credit of approximately $14.0 million with the Federal Home Loan Bank of New York to further support and enhance liquidity. At September 30, 1995, approximately $1.0 million was outstanding against this line of credit.

   As shown in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $17.1 million to $27.7 million at September 30, 1995. This decrease reflected net cash of $7.6 million provided by operating activities, $45.4 million of net cash used in investing activities and $20.8 million of net cash provided by financing activities. Cash generated by operating activities reflected BMJ's net income of $5.7 million adjusted for noncash charges and credits. Cash used in investing activities primarily reflected the net increases in the loan portfolio and securities available for sale portfolio offset in part by the proceeds from maturities of securities held to maturity. Cash provided by financing activities primarily reflected the net decrease in demand deposit, savings and interest checking accounts, offset by the net increase in certificates of deposit and securities sold under agreements to repurchase.

   At September 30, 1995, B.M.J. Financial Corp. (the parent company) had a total of $2.1 million in cash and cash equivalents, and $8.3 million in available for sale securities which serve as the parent company's primary sources of liquidity. The parent company does not maintain lines of credit or other borrowing arrangements.

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


Recent Accounting Pronouncements

   In March 1995, the Financial Accounting Standards Board released FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS No. 121 established guidelines for recognition of impairment losses related to long-lived assets and certain intangibles related goodwill for both assets to be held and used as well as assets held for disposition. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. This standard becomes effective on January 1, 1996. Adoption of FAS No. 121 is not expected to result in material changes to BMJ's financial position or results of operations.

   In May 1995, the Financial Accounting Standards Board released FAS No. 122, "Accounting for Mortgage Servicing Rights." FAS No. 122 requires recognition of mortgage servicing rights as separate assets, whether those rights are purchased or relate to loans originated for sale. This standard becomes effective on January 1, 1996. BMJ estimates that adoption of FAS 122 will not materially impact BMJ's financial position or results of operations.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.
------------------------------
            Not Applicable


Item 2.     Changes in Securities
---------------------------------
            Not Applicable


Item 3.     Defaults Upon Senior Securities.
--------------------------------------------
            Not Applicable


Item 4.     Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------
            Not Applicable


Item 5.     Other Information.
------------------------------
            Not Applicable


Item 6.     Exhibits and Reports on Form 8-K.
---------------------------------------------
            (a) Exhibit 11. Statement Regarding Computation of
                            Per Share Earnings

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