Form 10-K
period 1995-12-31
BMJ FINANCIAL CORP
filed 1996-04-01
CIK 731244

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ____________

                         Commission file number 0-13440

                             B.M.J. Financial Corp.
             (Exact name of registrant as specified in its charter)

New Jersey                                  22-2474875
(State of incorporation)                    (I.R.S. Employer Identification No.)

Registrant's telephone number including area code:  (609) 298-5500

Securities registered pursuant to Section 12(b) of the Act:  none

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $1.00
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Item 1.           Business.

                                     General

BMJ

         B.M.J. Financial Corp. ("BMJ") is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. As of December 31, 1995, BMJ, on a consolidated basis, had total assets of $588.7 million, total deposits of $485.0 million and total shareholders' equity of $65.6 million. BMJ commenced business in 1984 when it acquired The Bank of Mid-Jersey ("Mid-Jersey"), a New Jersey banking corporation organized in 1851. BMJ acquired Mount Holly State Bank ("Mount Holly") in 1984 and Southern
Ocean State Bank ("Southern Ocean") in 1988. On July 29, 1994, BMJ sold substantially all of the assets and liabilities of Southern Ocean to Sun National Bank of Medford, New Jersey ("Sun"). On June 23, 1994, BMJ merged Mount Holly into Mid-Jersey with Mid-Jersey as the surviving institution. Unless specified otherwise, the term "BMJ" as used herein refers to the consolidated B.M.J. Financial Corp. and The Bank of Mid- Jersey entity. BMJ's principal business offices are located at 243 Route 130, Bordentown, New Jersey and its telephone number is (609) 298-5500.

         BMJ conducts its operations through 20 banking offices located in the central and southern New Jersey counties of Burlington, Mercer and Ocean. Mid-Jersey is a full service commercial bank offering individual and commercial banking services and trust services. As of December 31, 1995, BMJ employed 329 part-time and full-time employees.

Mid-Jersey

         Mid-Jersey is a New Jersey banking corporation. It was organized in 1851 as the Bordentown Banking Company and began operations in the same year. In 1964, Mid-Jersey merged with First National Bank and Trust Company of Roebling, New Jersey and in 1970 it merged with First National Bank of New Egypt, New Jersey and changed its name to "The Bank of Mid-Jersey." In 1978, Mid-Jersey acquired the assets and assumed the liabilities of Hamilton Bank, which then operated in Mercer County, New Jersey. In July 1989, Mid-Jersey acquired the Hamilton Township, Mercer County, New Jersey branch of Howard Savings Bank. On June 23, 1994, BMJ merged Mount Holly into Mid-Jersey with Mid-Jersey as the surviving institution.

         Mid-Jersey conducts a general banking and trust business embracing the customary deposit, lending and trust functions of a commercial bank in the State of New Jersey. Commercial banking involves accepting demand, time and savings deposits and making business, consumer, personal, construction and permanent mortgage loans. Through its trust department, Mid-Jersey renders services as trustee, executor, administrator, guardian, managing agent, custodian and investment advisor and it engages in other personal and corporate fiduciary activities authorized by law. As of December 31, 1995, Mid-Jersey had total consolidated assets of $576.3 million, including net loans of $389.3 million, total deposits of $485.1 million and total consolidated shareholders' equity of $58.0 million.

         Subsidiaries

         Mid-Jersey has a wholly-owned subsidiary, Hopkinson Corp., a New Jersey corporation, which was formed for the purpose of holding and marketing repossessed properties. This corporation had total assets of $16 thousand as of December 31, 1995.

         Market Area

         Mid-Jersey maintains its principal executive office at 243 Route 130 in Bordentown, New Jersey, and operates 20 banking offices in Burlington, Ocean and Mercer Counties, New Jersey.

                                     Capital

         The Federal Reserve Board ("FRB") has issued risk-based capital guidelines applicable to member banks and bank holding companies, and the FDIC has issued comparable guidelines applicable to state nonmember banks. The guidelines, which establish a risk-adjusted ratio relating to the total amount of assets and off-balance sheet exposures, (as such assets and off-balance sheet items are weighted to reflect the risk inherent therein), require a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. See "Regulation and Supervision - Risk-Weighted Capital Requirements."

         The risk-based capital ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                           December 31, 1995                            December 31, 1994
                                           -----------------                            -----------------
                                     Total                 Tier 1                     Total           Tier 1
                                   Risk-Based            Risk-Based                Risk-Based       Risk-Based
                                  Capital Ratio         Capital Ratio             Capital Ratio    Capital Ratio
                                  -------------         -------------             -------------    -------------
B.M.J. Financial Corp.              16.05%                 14.19%                    17.03%            15.04%
The Bank of Mid-Jersey              14.17%                 12.90%                    14.86%            13.58%

         The FRB and FDIC have also adopted leverage capital requirements specifying the minimum acceptable ratios of Tier 1 capital to total assets. Under these requirements, the most sound, well-run institutions engaged in the least risky operations are required to maintain minimum ratios of Tier 1 capital to total assets of 3%; all other institutions are required to maintain higher levels of capital depending on their condition. The leverage ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                     Leverage Ratio at                  Leverage Ratio at
                                    December 31, 1995                  December 31, 1994
                                    -----------------                  -----------------
B.M.J. Financial Corp.                      10.87%                            10.58%
The Bank of Mid-Jersey                      10.18%                             9.49%

         Failure to satisfy any minimum capital requirements applicable to BMJ or Mid-Jersey could subject BMJ or Mid-Jersey, as the case may be, to further regulatory actions by the FRB.

                           Regulation and Supervision

         Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of BMJ and Mid-Jersey.

The Bank of Mid-Jersey

         Mid-Jersey's operations are subject to state and federal laws applicable to banks chartered by the State of New Jersey, to members of the Federal Reserve System, and to banks insured by the FDIC. The FRB is Mid-
Jersey's primary federal supervisory authority; the FDIC is Mid-Jersey's secondary federal supervisory authority.
The New Jersey Commissioner is Mid-Jersey's state supervisory authority.

         Mid-Jersey may not enter into certain transactions (such as the establishment or relocation of an office at which banking business is conducted, or a merger or consolidation with another bank) unless certain regulatory criteria are satisfied and the transactions are met and the transactions are approved by the appropriate bank regulatory authorities. These authorities regularly examine Mid-Jersey's loans, investments, management practices and other aspects of its operations. These examinations are for the protection of depositors and not for the protection of BMJ, Mid-Jersey or their shareholders or other creditors. In addition to these regular examinations, Mid-Jersey must furnish periodic reports to its supervisory authorities.

Risk-Weighted Capital Requirements

         The FRB has issued regulations that require banking organizations such as BMJ and Mid-Jersey to maintain minimum levels of capital. Failure to satisfy any minimum capital requirement applicable to BMJ or Mid-Jersey could subject BMJ or Mid-Jersey, as the case may be, to regulatory action by appropriate supervisory authorities.

         Banking organizations are required to meet a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. A banking organization's qualifying total capital consists of two components: Tier 1 Capital (core capital) and Tier 2 Capital (supplementary capital). Tier 1 Capital is an amount equal to the sum of: (i) common shareholders' equity (including adjustments for any surplus or deficit);
(ii) qualifying noncumulative perpetual preferred stock (plus, for bank holding companies, qualifying cumulative perpetual preferred stock in an amount up to 25% of Tier 1 Capital); and (iii) the company's minority interests in the equity accounts of consolidated subsidiaries. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 Capital.

         Tier 2 Capital is an amount equal to the sum of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets;
(ii) cumulative perpetual preferred stock and long-term preferred stock (which for bank holding companies must have an original maturity of 20 years or more) and related surplus; (iii) hybrid instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 Capital. The inclusion of the foregoing elements of Tier 2 Capital are subject to certain further requirements and limitations of the federal bank regulatory agencies.

         Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital. The federal banking regulators may require other deductions on a case-by-case basis.

         Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50%, or 100%) according to the nature of the asset and its collateral or the identity of any obligor or guarantor. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of such assets and off-balance sheet items in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset such as a commercial loan, which is assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The applicable ratios reflect capital, as determined, divided by risk-weighted assets, as determined.

Capital Ratios

         The information presented in "Business - Capital" sets forth the regulatory capital ratios of BMJ and Mid-Jersey as of December 31, 1995, as compared to the required minimum levels established in regulations promulgated by the FRB under its risk-based capital guidelines. Failure to satisfy any minimum capital requirement applicable to BMJ or Mid-Jersey could subject BMJ or Mid-Jersey, as the case may be, to regulatory actions by the FRBP.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created five capital- based supervisory categories for banks and required the federal bank regulatory agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements, as well as to take actions promptly in order to minimize any losses to the FDIC. These five capital categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         The federal bank regulatory agencies, including the FRB, have adopted regulations establishing capital measures and relevant capital levels pursuant to FDICIA for each of the five capital categories. The relevant capital measures are the total risk-based capital ratio, Tier 1 risk-based capital ratio, and the leverage ratio. Under the regulations, a bank is (i) well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to any order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, a leverage ratio of 4% or greater (3% or greater if the bank is rated composite 1 in its most recent report of examination and is not experiencing or anticipating significant growth), and does not meet the definition of a well capitalized bank; (iii) undercapitalized if it has a total risk- based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4% (or a leverage ratio of less than 3% if the institution is rated composite 1 in its most recent report of examination and is not experiencing or anticipating significant growth); (iv) significantly undercapitalized if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets that is equal to or less than 2%.

         As of December 31, 1995, Mid-Jersey was considered well capitalized under the FRB's regulations.

Dividend Restrictions

         Certain bank regulatory limitations exist on the availability of a subsidiary bank's undistributed net assets for the payment of dividends to the parent company without the prior approval of the bank regulatory authorities.

         The Federal Reserve Act restricts the payment of dividends in any calendar year to the net profit of the current year combined with retained net profits of the preceding two years. Mid-Jersey may declare a dividend to the parent company only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal 50 percent of its capital. At January 1, 1996, Mid-Jersey had $19.0 million of undistributed net assets available for the payment of dividends to BMJ.

Recent Legislative and Regulatory Developments

         Interstate Banking and Branching Act

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), enacted on September 23, 1994, permits bank holding companies, effective September 23, 1995, to acquire banks located in any state without regard to whether the transaction is prohibited under any state law (except that states may establish the minimum age of their local banks, up to a maximum of 5 years, subject to interstate acquisition by out-of-state bank holding companies). Another provision of the Interstate Act allows interstate merger transactions beginning June 1, 1997. States are permitted, however, to adopt legislation providing for either earlier approval of mergers with out-of-state banks, or opting-out of interstate mergers entirely. Through interstate merger transactions, banks will be able to acquire branches of out-of-state banks by converting their offices into branches of the resulting bank. The Interstate Act provides that such interstate merger transactions will thereafter become the exclusive means for bank holding companies to obtain interstate branches.

         The Interstate Act permits banks to establish and operate a de novo branch in any state that elects to permit de novo branching. Interstate banks proposing to close any branch in low- or moderate-income areas are now required to provide notice to customers of the proposed closing. The Interstate Act also requires each federal bank regulatory agency to prescribe uniform regulations including guidelines ensuring that interstate branches operated by out-of-state banks are reasonable, helping to meet the credit needs of communities where they operate. These agencies are required to conduct evaluations of Community Reinvestment Act performance of institutions with interstate branches.

         Insurance Premiums

         FDICIA mandated that the FDIC set semi-annual assessment rates for Bank Insurance Fund ("BIF") members sufficient to increase the BIF's reserve ratio to a designated level within a prescribed period of time. In addition, FDICIA directed the FDIC to develop and implement a system of risk-based premiums for federal deposit insurance pursuant to which the semi-annual rates will be assessed on a depository institution based on the probability that the appropriate depository institution fund will incur a loss with respect to the institution.

         Pursuant to FDICIA, the FDIC has developed and implemented a risk-based insurance premium system, under which an insured depository institution's deposit insurance assessment rate varies according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or undercapitalized, as defined by the FDIC. A well capitalized institution is one with a total risk-based ratio of 10.0% or greater, a Tier 1 risk-based ratio of 6.0% or greater, and a Tier 1 leverage ratio of 5.0% or greater. An adequately capitalized institution is one that does not meet the standards of a well capitalized institution, but has a total risk-based ratio of 8% or greater, a Tier 1 risk-based ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater. An undercapitalized institution is one that does not meet the requirements of a well capitalized or adequately capitalized institution. Classification depends on an institution's capital ratios as determined by the institution's Report of Income and Condition as of a date determined by the FDIC with respect to each semi-annual assessment period.

         On August 16, 1995, the FDIC adopted a rate schedule for its risk-based insurance premium system that reduces deposit insurance rates for well-managed and well-capitalized banks. Under the new rate schedule, each BIF member institution is assigned, based on its capital and supervisory subgroups, an annual FDIC assessment rate varying from 4 cents (for well capitalized Subgroup A institutions) to 31 cents (for undercapitalized Subgroup C institutions) per $100 of domestic deposits.

         Separately, FDICIA also authorized one or more "special assessments," if necessary, (i) to repay funds borrowed from the Secretary of the Treasury pursuant to Section 14(a) of the Federal Deposit Insurance Act, (ii) to repay obligations issued to or borrowed from the BIF or (iii) for any other purpose the FDIC deems necessary. An additional special assessment could have an adverse impact on the financial condition of BMJ and Mid-Jersey.

         Capital Effect of Interest Rate Risk

         On August 2, 1995, the FRB adopted regulations that permit it to take into account in determining an institution's capital adequacy the institution's levels of interest rate. Under the regulation, a finding that an insured institution has significant levels of such risk could result in the FRB requiring that the institution maintain its capital ratios at levels above the minimum otherwise prescribed by the FRB. Such a finding with respect to BMJ or Mid-Jersey could result in a requirement that BMJ or Mid-Jersey raise their levels of capital.

         Safety and Soundness Standards

         FDICIA required that each of the federal bank regulatory agencies prescribe by regulation depository institution and depository institution holding company standards relating to operations and management, as well as specific quantitative standards for ratios of asset quality, earnings, and stock valuation. FDICIA mandated that a holding company or institution failing to comply with such standards would be required to submit a plan designed to achieve such compliance.

         Subsequently, CDRIA made several significant changes to FDICIA's safety and soundness provisions. Specifically, CDRIA allows the federal bank regulatory agencies the option to prescribe the standards as guidelines rather than as regulations. The procedures for submitting compliance plans must still be prescribed by regulation, but the actual submission of a plan no longer is mandatory; rather, the submission of a plan now is at the agency's option. In addition, CDRIA also excluded holding companies from the scope of the safety and soundness standards. Moreover, CDRIA provided that the standards for asset quality, earnings and stock valuation must be qualitative as opposed to quantitative. On July 10, 1995, the FRB adopted final regulations implementing FDICIA's safety and soundness standards, as amended by CDRIA.

         The FRB also has adopted guidelines setting out the safety and soundness standards that the FRB will use to identify and address problems at insured institutions before capital becomes impaired. The guidelines are general in nature and focus on the objectives to be achieved by management, while leaving the precise methods for achieving those objectives to each institution. The FRB also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans.

         Community Reinvestment Act

         On May 4, 1995, the FRB and the other federal bank regulatory agencies adopted new regulations pursuant to the Community Reinvestment Act ("CRA").

         The new regulations eliminate the agencies' former system of 12 assessment factors for evaluating CRA performance and instead adopt a new system based on performance measures. For larger institutions (generally those over $250 million in assets), the regulations utilize three tests as measures of performance -- a Lending Test, an Investment Test, and a Service Test. Alternative methods of CRA evaluation are available for institutions that elect to use a CRA strategic plan, as well as for wholesale and limited-purpose banks, and for small banks. The new regulations also require all large institutions to collect and report data by geographic area for three categories of loans to be considered in connection with the Lending Test. The new CRA evaluation approach is effective for examinations commencing on or after July 1, 1997; the new loan data collection requirements took effect on January 1, 1996.

         Proposed Legislation

         Certain proposals affecting the banking industry have been discussed from time to time. Such proposals include: consolidation of some or all of the federal agencies regulating insured depository institutions; relaxation of the prohibitions on affiliation of entities engaged in commercial banking and investment banking; permitting the affiliation of insurance companies and banks; enhancement of banks' ability to underwrite debt instruments and securitize assets; restrictions on the ability of bank holding companies and their subsidiaries to invest in derivative instruments; and limitation of the applicability of certain provisions of the Community Reinvestment Act to small banks. It is uncertain which, if any, of the above proposals may become law and what effect they would have on BMJ and Mid-Jersey.


                                   Competition

         Mid-Jersey's principal market is within Burlington, Ocean and Mercer Counties, New Jersey, the three counties in which Mid-Jersey's offices are located.

         All phases of Mid-Jersey's businesses are highly competitive. Mid-Jersey competes primarily with other commercial banks, saving and loan associations, savings banks and credit unions, many of which are larger than Mid-Jersey. Mid-Jersey is generally competitive with financial institutions in its respective service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

         Competition in the banking industry has experienced and will continue to experience rapid changes. Banks are now faced with competition from large business corporations which previously concentrated in stock brokerage, life insurance and other non-banking activities.


Item 2.           Properties.

         The principal properties of BMJ and its subsidiaries are those owned or leased by Mid-Jersey.

         BMJ does not own any properties in its name at this time. BMJ leases its Operations Center located on Route 206 in Columbus, New Jersey. The lease is a five-year lease with 206 Commerce Center, a partnership in which Mr. William
C. Gray, a director of BMJ, is a partner, for 24,000 square feet of space used by it as its Operations Center. The lease will terminate in November 1999 unless BMJ exercises its option to extend the term of the lease for an additional five-year period. The rental during 1994 was $12.00 per square foot. In future years, the rental will be adjusted based on increases or decreases (subject to certain limitations) in the Consumer Price Index. BMJ believes that the lease is on terms no more favorable to the lessor than would be the case for a lease between unrelated parties.

         Mid-Jersey  owns  the  building  in  which  its  main  banking,   trust
department and administrative offices are located, at 243 Route 130, Bordentown, New Jersey.

         Mid-Jersey operates 19 additional branch offices at the following locations in New Jersey: the corner of Farnsworth Avenue and Walnut Street, Bordentown; 5th Avenue and Main Street, Roebling; 73 Main Street, New Egypt; 10 Browns Mills/Juliustown Road, Browns Mills; 10 Homestead Plaza, Columbus; 1981
N. Olden Avenue, Ewing Township; 450 Route 33, Mercerville; South Broad Street and Sunnybrae Boulevard, Yardville; South Broad Street, Hamilton; Route 528, Chesterfield; 3800 Quakerbridge Road, Mercerville Township; 160 Lawrenceville-Pennington Road, Lawrenceville; Church Street and Academy Drive, Mount Laurel; Route 38 and Ark Road, Mount Laurel; 239 Taunton Boulevard, Medford; Burlington Center Mall, Burlington Township; 10 Rancocas Road, Mount Holly; 1225 Route 33, Hamilton Square; and 2555 Pennington Road, Pennington. Mid- Jersey owns the buildings in which, and the land on which, all of its branches are located except that the land and buildings for the Yardville, Quakerbridge Road, Hamilton Township, Lawrenceville, Ark Road, Burlington Center, Hamilton Square and Pennington branches are leased and the land for the Columbus and the N. Olden Avenue, Ewing Township branches are leased. Mid-Jersey owns a lot located at the intersection of Route 541 and the Route 541 Bypass in Lumberton, New Jersey but has indefinitely deferred the establishment of a branch facility at that location. Mid-Jersey also owns undeveloped land on Route 541 in Burlington Township, New Jersey which was originally purchased as a future branch location but which it has been attempting to sell for some time.

         In the opinion of management, all properties are well maintained and suitable to their respective present needs and operations.


Item 3.           Legal Proceedings.

         The nature of BMJ's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, BMJ believes that there are no proceedings pending to which BMJ or Mid-Jersey is a party or to which any of their property is subject which, if determined adversely to them, would be material in relation to their net worth or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to their business. No material proceedings are pending, or known to be threatened or contemplated, against BMJ or Mid-Jersey by the governmental authorities or others.

         BMJ is not a party to any pending material litigation, and to its knowledge, is not the subject of any threatened material litigation.


Item 4.           Submission of Matters to a Vote of Security Holders.

         None

                                     PART II

Item 5.                    Market for Registrant's Common Equity
                           and Related Stockholder Matters.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations Common Stock" for market and dividend information with respect to BMJ's Common Stock.


Item 6.                    Selected Financial Data

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Earnings Performance - Table 1."


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

         B.M.J. Financial Corp. ("BMJ") is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. As of December 31, 1995, BMJ, on a consolidated basis, had total assets of $588.7 million, total deposits of $485.0 million and total shareholders' equity of $65.6 million. BMJ commenced business in 1984 when it acquired The Bank of Mid-Jersey ("Mid- Jersey"), a New Jersey banking corporation organized in 1851. BMJ acquired Mount Holly State Bank ("Mount Holly") in 1984 and Southern Ocean State Bank ("Southern Ocean") in 1988. On July 29, 1994, BMJ sold substantially all of the assets and liabilities of Southern Ocean to Sun National Bank of Medford, New Jersey ("Sun"). On June 23, 1994, BMJ merged Mount Holly into Mid-Jersey with Mid-Jersey as the surviving institution. Unless specified otherwise, the term "BMJ" as used herein refers to the consolidated B.M.J. Financial Corp. and The Bank of Mid-Jersey entity. BMJ's principal business offices are located at 243 Route 130, Bordentown, New Jersey and its telephone number is (609) 298-5500.

         BMJ conducts its operations through 20 banking offices located in the central and southern New Jersey counties of Burlington, Mercer and Ocean. Mid-Jersey is a full service commercial bank offering individual and commercial banking services and trust services. As of December 31, 1995, BMJ employed 329 part-time and full-time employees.

Earnings Performance

         B.M.J. Financial Corp. reported net income of $8.3 million for the year ended December 31, 1995 compared to net income of $12.5 million for the year ended December 31, 1994, which included a credit of $4.9 million described below. For the year ended December 31, 1993, BMJ reported a net loss of $890 thousand, which included a net charge of $1.5 million due to a change in accounting principle.

         On a fully diluted per share basis, earnings for the year ended December 31, 1995 were $1.07, compared to per share earnings of $1.60 for 1994, of which $0.62 represented the effect of the credit. For the year ended December 31, 1993, the net loss was $0.13 per share.

         BMJ reported pre-tax income of $11.5 million for the year ended December 31, 1995 which represented a 48% increase compared to pre-tax income of $7.7 million for the year ended December 31, 1994. Pre-tax income for the year ended December 31, 1993 was $670 thousand.

         Effective January 1, 1993, BMJ adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") and recorded, as the cumulative effect of a change in accounting principle, a charge to 1993 operating results of $1.5 million.

         During 1994, management considered the positive and negative evidence in evaluating the need for the deferred tax asset valuation allowance established upon adoption of FAS 109 and concluded that it was no longer necessary. Accordingly, operating results for the year ended December 31, 1994 include a $4.9 million credit to income representing the reversal of the previously established valuation allowance plus recognition of state deferred tax assets and alternative minimum tax credits.

         Net income for 1995 was negatively affected by income tax expense of $3.1 million. As of December 31, 1994, BMJ had fully recognized all of its available tax credits. Therefore, income tax expense for the year ended December 31, 1995 represents the tax provision associated with BMJ's results of operations for 1995.

         BMJ recorded a negative provision for loan losses of $2.0 million in 1995. No provision for loan losses was recorded in 1994 and a provision of $840,000 was recorded in 1993.

         The negative provision of $2.0 million recorded in 1995 was driven by the continuing improvement of BMJ's asset quality, including reduced levels of nonperforming assets and net loan charge-offs. Specifically, since December 31, 1992, nonperforming loans declined from $31.4 million to $6.0 million at December 31, 1995, and net charge-offs declined from $6.7 million during 1993 to $1.5 million during 1994 and $386 thousand during 1995. In addition, BMJ has adhered to a procedural discipline in determining both the necessary provision for loan losses to be taken from earnings and the adequacy of the allowance for loan losses. Based upon management's judgement and evaluation of this methodology, BMJ has recorded no quarterly provision for loan losses since the second quarter of 1993. As a result of BMJ's increasingly diversified loan mix, stabilized and improving regional economies, and the continuing adequacy of the reserve for loan losses subsequent to the non-recurring negative provision, it was management's and the Board of Director's judgement that the interest of BMJ's shareholders was best served by this immediate, one-time negative provision.

         BMJ continued to pursue its aggressive program to reduce the level of total noninterest expenses while increasing operating efficiency. As a result, total noninterest expenses for the year ended December 31, 1995 amounted to $23.1 million, a reduction of 11.7% from total noninterest expenses of $26.1 million for the year ended December 31, 1994. Total noninterest expenses for 1994 represented a reduction of 20.9% from 1993.

         For the year ended December 31, 1995, BMJ's core efficiency ratio (total noninterest expenses exclusive of other real estate expenses and certain nonrecurring charges as a percent of taxable-equivalent net interest income plus adjusted noninterest income) improved to 65.7% from 72.6% and 84.8% for the years ended December 31, 1994 and 1993, respectively.

         Operating  results for 1994 and 1993  include  those of BMJ's  Southern
Ocean State Bank subsidiary and the Willingboro branch of The Bank of Mid-Jersey. Southern Ocean State Bank was sold in July 1994, and the Willingboro branch was sold in November 1994.

                                                               Table 1
                                            Five Year Summary of Selected Financial Data

                                                                                      Year ended December 31,
                                                                 -----------------------------------------------------------------
                                                                    1995          1994         1993           1992         1991
                                                                 ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS
(in thousands)
Interest income ..............................................   $  41,603     $  38,444     $  41,389     $  52,579     $  70,556
Interest expense .............................................      13,368        10,222        13,540        22,101        40,642
                                                                 ---------     ---------     ---------     ---------     ---------
Net interest income ..........................................      28,235        28,222        27,849        30,478        29,914
Provision (credit) for loan losses ...........................      (2,000)         --             840        12,217        18,596
Securities gains .............................................        --            --             690         3,155         1,084
Other noninterest income .....................................       4,319         5,651         6,009         5,772         4,774
Noninterest expense ..........................................      23,095        26,147        33,038        34,129        26,497
                                                                 ---------     ---------     ---------     ---------     ---------
Income (loss) before income tax expense (benefit),
     extraordinary charge and cumulative
     effect of change in accounting principle ................      11,459         7,726           670        (6,941)       (9,321)
Income tax expense (benefit) .................................       3,145             7            60            22        (2,604)
Reversal of valuation allowance ..............................        --          (4,875)         --            --            --
Extraordinary charge .........................................        --             (87)         --            --            --
Cumulative effect of change in
     accounting principle ....................................        --            --          (1,500)         --            --
                                                                 ---------     ---------     ---------     ---------     ---------
Net income (loss) ............................................   $   8,314     $  12,507     $    (890)    $  (6,963)    $  (6,717)
                                                                 =========     =========     =========     =========     =========
BALANCE SHEET
(in thousands)
Assets .......................................................   $ 588,710     $ 538,432     $ 625,302     $ 653,556     $ 778,126
Deposits .....................................................   $ 485,011     $ 463,574     $ 566,875     $ 606,043     $ 725,282
Loans, net of unearned income ................................   $ 399,364     $ 357,415     $ 386,478     $ 420,152     $ 542,596
Shareholders' equity .........................................   $  65,622     $  58,346     $  45,398     $  32,500     $  38,688
Capital notes/long term debt .................................   $   8,686     $   2,700     $   4,813     $   4,880     $   4,880
Reserve for loan losses ......................................   $  10,099     $  12,485     $  14,423     $  20,267     $  20,407

PER SHARE DATA
Net income (loss) - fully diluted ............................   $    1.07     $    1.60     ($   0.13)    ($   1.63)    ($   1.60)
Cash dividends ...............................................   $   0.225          --            --            --       $    0.30
Shareholders' equity (at year-end) ...........................   $    8.62     $    7.68     $    6.01     $    7.45     $    9.15

KEY RATIOS AND STATISTICS
Return on average assets .....................................        1.50%         2.15%        (0.14%)       (0.92%)       (0.81%)
Return on average shareholders' equity .......................       13.60%        24.59%        (2.12%)      (18.71%)      (15.91%)
Equity to assets ratio (1) ...................................       11.04%         8.73%         6.44%         4.94%         5.09%
Net interest margin (FTE) (2) ................................        5.53%         5.28%         4.71%         4.60%         4.03%
Expense ratio (3) ............................................        3.60%         3.77%         4.48%         4.35%         2.80%
Dividend payout ratio ........................................       20.83%         --            --            --             N/M
Leverage ratio (4) ...........................................       10.87%        10.58%         6.96%         4.60%         4.57%
Tier 1 capital as a percentage of risk-weighted assets .......       14.19%        15.04%        11.06%         7.33%         7.02%
Tier 1 and Tier 2 capital as a percentage
     of risk-weighted assets .................................       16.05%        17.03%        13.57%         9.81%         9.47%
Reserve for loan losses to total loans (period end) ..........        2.53%         3.49%         3.73%         4.82%         3.76%
Reserve for loan losses to nonperforming loans (5) ...........      167.17%       125.25%        78.55%        64.50%        48.57%

N/M Not Meaningful.
(1) Average equity divided by average total assets.
(2) Tax equivalent based on a 34% federal tax rate for all periods represented (FTE=federal tax-equivalent basis).
(3) Noninterest expense minus noninterest income to average earning assets.
(4) Leverage ratio is Tier 1 capital to period end total assets less intangible assets.
(5) Nonperforming loans include nonaccrual loans, impaired loans, loans 90 days past due or greater and still accruing, and restructured loans.

Net Interest Income

         Net interest income is interest earned on loans and other interest-earning assets minus interest paid on deposits and other borrowed funds. Interest rate fluctuations as well as changes in the volume and mix of interest-earning assets and interest-bearing liabilities combine to affect net interest income.

         BMJ's net interest income was $28.2 million in 1995, matching the $28.2 million reported in 1994. Net interest income in 1994 increased marginally from the $27.8 million reported in 1993.

         The financial summary presented in Table 3 details yields and rates of major interest-earning assets and interest-bearing liabilities over the past five years. Among other things, Table 3 shows that the net interest margin between yields on average interest-earning assets and costs of average funding sources was 5.53% in 1995 versus 5.28% in 1994 and 4.71% in 1993. The increase in BMJ's net interest margin is primarily the combined result of (a) growth in the loan portfolio; (b) a greater percentage of earning assets being funded by noninterest-bearing funding sources; and (c) a reduced level of nonperforming assets. The average balance of BMJ's loan portfolio increased to 72.3% of total interest-earning assets for 1995 compared to 67.1% for 1994 and 64.6% for 1993. For 1995, 21.3% of total interest-earning assets were funded by noninterest-bearing funding sources versus 18.1% for 1994 and 13.4% for 1993. In addition, total nonperforming assets at December 31, 1995 were reduced to $7.7 million compared to $14.2 million and $27.8 million at December 31, 1994 and 1993, respectively.

         BMJ's nonaccrual loans decreased to $6.0 million at December 31, 1995 compared to $8.7 million at December 31, 1994. Had year-end nonaccrual loans been paid in the manner and at the rate and time contracted at the time the loans were made, BMJ would have recognized additional interest income of $643 thousand in 1995, $845 thousand in 1994 and $1.4 million in 1993. Moreover, BMJ's net interest margin would have been .12% higher in 1995, .11% higher in 1994 and .14% higher in 1993.

         Net interest income also may be analyzed by segregating the volume and rate components of interest income and interest expense. Table 2 demonstrates the impact on net interest income of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates earned and paid.

         The interest-earning assets averages used in the calculation of the changes in Table 2 include nonaccrual loans and, therefore, their impact on net interest income is reflected in the change due to rate and not the change due to volume. Table 2 indicates that the modest increases in taxable equivalent net interest income for 1995 and 1994 resulted from the positive impact of changes in rate which were, to varying degrees, tempered by the negative impact of changes in volume.

         Most of BMJ's assets and liabilities do not reprice instantaneously with changes in market rates. During 1995, rates on every major category of interest-earning assets and interest-bearing liabilities increased from the prior year, reflecting increases in market interest rates. Table 14 illustrates BMJ's periodic and cumulative interest rate sensitivity positions as of December 31, 1995. BMJ is liability sensitive in the three month and six month periods whereas BMJ is asset sensitive in the one year, five year and after five year periods. A similar position existed throughout most of 1994.

         For several years, BMJ has had a greater level of interest-earning assets than interest-bearing liabilities, with a difference of $80.7 million in 1993, $98.3 million in 1994, and $111.1 million in 1995. The ratio of average interest-bearing liabilities to average interest-earning assets has decreased from 86.6% in 1993 to 81.9% in 1994 and 78.7% in 1995. As noted above, decreases in this ratio result in a growing net interest margin as a result of a larger portion of interest-earning assets being funded by noninterest-bearing funding sources.

                                                               Table 2
                                                        Rate/Volume Analysis

(in thousands)                                                                    1995-1994                                1994-1993
                                                         -----------------------------------     -----------------------------------
                                                         Change in       Rate        Volume      Change in      Rate        Volume
                                                           Income/      Effect       Effect       Income/      Effect       Effect
                                                           Expense                                Expense
INTEREST-EARNING ASSETS
Loans ................................................     $ 3,258      $ 2,193      $ 1,065      ($2,957)     ($  804)     ($2,153)
Money market investments:
   Time deposits with other banks ....................        (479)         262         (741)         253          123          130
   Interest-bearing deposits with other banks ........         (45)          76         (121)          72         --             72
   Federal funds sold and
      repurchase agreements ..........................         (39)        (154)         115         (110)         243         (353)
   Other short term investments ......................        (685)         732       (1,417)       1,010         --          1,010
                                                           -------      -------      -------      -------      -------      -------
      Total money market investments .................      (1,248)         916       (2,164)       1,225          366          859
                                                           -------      -------      -------      -------      -------      -------
Securities available for sale:
   U.S. Treasury securities ..........................        (199)         188         (387)      (2,772)          21       (2,793)
   U.S. government agencies and
      corporations ...................................         740           73          667       (1,455)         (82)      (1,373)
   States and political subdivisions .................         400           (1)         401         (348)          17         (365)
   Other securities ..................................          (4)          (2)          (2)         (89)         (25)         (64)
                                                           -------      -------      -------      -------      -------      -------
      Total securities available for sale ............         937          258          679       (4,664)         (69)      (4,595)
                                                           -------      -------      -------      -------      -------      -------
Securities held to maturity:
   U.S. Treasury securities ..........................        (248)         474         (722)         695          151          544
   U.S. government agencies and
      corporations ...................................         532          549          (17)       2,530          356        2,174
   States and political subdivisions .................           9           22          (13)         164           (6)         170
   Other securities ..................................          57            7           50           31         --             31
                                                           -------      -------      -------      -------      -------      -------
      Total securities held to maturity ..............         350        1,052         (702)       3,420          501        2,919
                                                           -------      -------      -------      -------      -------      -------
      Total interest-earning assets ..................     $ 3,297      $ 4,419      ($1,122)     ($2,976)     ($    6)     ($2,970)
                                                           =======      =======      =======      =======      =======      =======
INTEREST-BEARING LIABILITIES
Deposits:
   Savings and interest checking .....................     $   111      $   420      ($  309)     ($1,688)     ($  833)     ($  855)
   Certificates of deposit of
      $100,000 or more ...............................         316          144          172         (186)         (69)        (117)
   Other time deposits ...............................       2,198        1,789          409       (1,448)        (435)      (1,013)
                                                           -------      -------      -------      -------      -------      -------
      Total deposits .................................       2,625        2,353          272       (3,322)      (1,337)      (1,985)
Other debt ...........................................         521            7          514            4          (19)          23
                                                           -------      -------      -------      -------      -------      -------
      Total interest-bearing liabilities .............     $ 3,146      $ 2,360      $   786      ($3,318)     ($1,356)     ($1,962)
                                                           =======      =======      =======      =======      =======      =======
Net interest income ..................................     $   151      $ 2,059      ($1,908)     $   342      $ 1,350      ($1,008)
                                                           =======      =======      =======      =======      =======      =======

Note: Interest income on tax-exempt loans and investments was computed by dividing the tax-exempt income by one minus the federal corporate income tax rate to reflect the tax equivalent income. Variances which were not specifically attributable to volume or rate were allocated proportionately between each, based on the overall effect on interest income and interest expense.

                                                              Table 3
                                                         Financial Summary
                             Average Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                                              December 31, 1995                      December 31, 1994
                                                           ----------------------------------     ----------------------------------
                                                            Average         Yields   Interest      Average          Yields  Interest
                                                            Balance          or      Income/       Balance           or     Income/
                                                                            Rates    Expense                        Rates   Expense
                                                           ---------         ----   ---------     ---------         ----   ---------
INTEREST-EARNING ASSETS
Money market investments:
  Time deposits with other banks .....................     $     818         5.87%  $      48     $  11,947         4.41%  $     527
  Interest-bearing deposits with other banks .........           501         5.39          27         1,964         3.67          72
  Federal funds sold and repurchase agreements .......         6,069         5.90         358        10,535         3.77         397
  Other short term investments .......................         5,458         5.95         325        23,720         4.26       1,010
                                                           ---------         ----   ---------     ---------         ----   ---------
     Total money market investments ..................        12,846         5.90         758        48,166         4.16       2,006
Securities available for sale:
  U.S. Treasury securities ...........................         3,693         4.79         177        10,286         3.66         376
  U.S. government agencies and corporations ..........        12,247         6.65         815         1,832         4.09          75
  States and political subdivisions ..................         6,501         6.28         408           116         6.90           8
  Other securities ...................................          --           --          --              72         5.56           4
                                                           ---------         ----   ---------     ---------         ----   ---------
     Total securities available for sale .............        22,441         6.24       1,400        12,306         3.76         463
Securities held to maturity:
  U.S. Treasury securities ...........................        17,017         5.74         976        26,275         4.66       1,224
  U.S. government agencies and corporations ..........        86,740         5.67       4,914        87,070         5.03       4,382
  States and political subdivisions ..................         3,924         8.54         335         4,154         7.85         326
  Other securities ...................................         1,581         6.64         105           809         5.93          48
                                                           ---------         ----   ---------     ---------         ----   ---------
     Total securities held to maturity ...............       109,262         5.79       6,330       118,308         5.05       5,980
Loans, net of unearned income ........................       377,364         8.94      33,719       364,800         8.35      30,461
                                                           ---------         ----   ---------     ---------         ----   ---------
     Total interest-earning assets ...................     $ 521,913         8.09%  $  42,207     $ 543,580         7.16%  $  38,910
                                                           =========         ====   =========     =========         ====   =========
FUNDING SOURCES
Deposits:
  Savings and interest checking ......................     $ 257,461         2.23%  $   5,747     $ 316,582         1.78%  $   5,636
  Certificates of deposit of $100,000 or more ........         9,378         5.44         510         5,599         3.46         194
  Other time deposits ................................       124,856         4.89       6,105       113,796         3.43       3,907
                                                           ---------         ----   ---------     ---------         ----   ---------
     Total interest-bearing deposits .................       391,695         3.16      12,362       435,977         2.23       9,737
Securities sold under agreements
  to repurchase ......................................        15,243         4.84         737         5,372         3.20         172
Other borrowed funds .................................           332         2.71           9           149         3.36           5
Other debt ...........................................         3,508         7.41         260         3,825         8.05         308
                                                           ---------         ----   ---------     ---------         ----   ---------
     Total interest-bearing liabilities ..............       410,778         3.25      13,368       445,323         2.30      10,222
Portion of noninterest-bearing funding sources .......       111,135         --          --          98,257         --          --
                                                           ---------         ----   ---------     ---------         ----   ---------
     Total funding sources ...........................     $ 521,913         2.56%  $  13,368     $ 543,580         1.88%  $  10,222
                                                           =========         ====   =========     =========         ====   =========
Net interest margin and net interest income ..........                       5.53%  $  28,839                       5.28%  $  28,688
                                                                             ====   =========                       ====   =========

                                                              Table 3
                                                   Financial Summary -- Continued
                             Average Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                                              December 31, 1995                      December 31, 1994
                                                           ----------------------------------     ----------------------------------
                                                            Average         Yields   Interest      Average          Yields  Interest
                                                            Balance          or      Income/       Balance           or     Income/
                                                                            Rates    Expense                        Rates   Expense
                                                           ---------         ----   ---------     ---------         ----   ---------

NONINTEREST-EARNING ASSETS
Cash and due from banks ..............................     $  18,185                              $  22,142
Reserve for loan losses ..............................       (12,812)                               (13,571)
Premises and equipment, net ..........................         5,598                                  6,510
Bank subsidiary and branch held for sale .............          --                                     --
Other assets .........................................        20,763                                 23,845
                                                           ---------                              ---------
     Total noninterest-earning assets ................     $  31,734                              $  38,926
                                                           =========                              =========

NONINTEREST-BEARING FUNDING SOURCES
Demand deposits ......................................     $  74,998                              $  80,059
Other liabilities ....................................         6,751                                  6,261
Shareholders' equity .................................        61,120                                 50,863
Bank subsidiary and branch held for sale .............          --                                     --
Noninterest-bearing funding sources
  used to fund earning assets ........................      (111,135)                               (98,257)
                                                           ---------                              ---------
     Total net noninterest-bearing funding sources ...     $  31,734                              $  38,926
                                                           =========                              =========

TOTAL ASSETS .........................................     $ 553,647                              $ 582,506
                                                           =========                              =========

Notes:

(1) In the calculation of average loan rates, loan fees have been included in interest income as follows: $34,062 (or .01%) in 1995; $175,994 (or .05%)
     in 1994;  $696,037 (or .18%) in 1993;  $969,404 (or .20%) in 1992; $662,040
     (or .12%) in 1991. Nonaccrual loans have been included in average balances.

(2) Tax equivalent yield - Interest income on tax-exempt loans and securities was computed by dividing the tax-exempt income by one minus the federal corporate income tax rate of 34% to reflect the tax equivalent income.

(3)  Noninterest-bearing    funding    sources   -   Computed   by   subtracting
     interest-bearing liabilities from interest-earning assets.

                                                              Table 3
                                                         Financial Summary
                             Average Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                                              December 31, 1993                      December 31, 1992
                                                           ----------------------------------     ----------------------------------
                                                            Average         Yields   Interest      Average          Yields  Interest
                                                            Balance          or      Income/       Balance           or     Income/
                                                                            Rates    Expense                        Rates   Expense
                                                           ---------         ----   ---------     ---------         -----  ---------
INTEREST-EARNING ASSETS
Money market investments:
  Time deposits with other banks                           $   8,553         3.20%  $     274     $  10,757         3.69%  $    397
  Interest-bearing deposits with other banks                      -             -                         -            -          -
  Federal funds sold and repurchase agreements                16,959         2.99         507        17,060         3.50        597
  Other short term investments                                    -             -           -         3,691         3.58        132
                                                           ---------         ----   ---------     ---------         ----   --------
     Total money market investments                           25,512         3.06         781        31,508         3.57      1,126
Securities available for sale:
  U.S. Treasury securities                                    86,602         3.64       3,148       103,474         5.18      5,355
  U.S. government agencies and corporations                   35,278         4.34       1,530        52,289         5.44      2,842
  States and political subdivisions                            5,381         6.62         356        15,403         8.89      1,370
  Other securities                                             1,074         8.66          93         3,016         7.79        235
                                                           ---------         ----   ---------     ---------         ----   --------
     Total securities available for sale                     128,335         4.00       5,127       174,182         5.63      9,802
Securities held to maturity:
  U.S. Treasury securities                                    14,094         3.75         529             -            -          -
  U.S. government agencies and corporations                   42,957         4.31       1,852             -            -          -
  States and political subdivisions                            1,999         8.10         162             -            -          -
  Other securities                                               280         6.07          17             -            -          -
                                                           ---------         ----   ---------     ---------         ----   --------
     Total securities held to maturity                        59,330         4.31       2,560             -            -          -
Loans, net of unearned income                                388,919         8.59      33,418       474,178         8.96     42,467
                                                           ---------         ----   ---------     ---------         ----   --------
     Total interest-earning assets                         $ 602,096         6.96%  $  41,886     $ 679,868         7.85%  $ 53,395
                                                           =========         ====   =========     =========         ====   ========
FUNDING SOURCES
Deposits:
  Savings and interest checking                            $ 361,525         2.03%  $   7,324     $ 391,343         2.86%  $ 11,210
  Certificates of deposit of $100,000 or more                  8,674         4.38         380        16,430         5.28        867
  Other time deposits                                        142,487         3.76       5,355       195,823         4.84      9,473
                                                           ---------         ----   ---------     ---------         ----   --------
     Total interest-bearing deposits                         512,686         2.55      13,059       603,596         3.57     21,550
Securities sold under agreements                               3,774         1.91          72         5,469         2.56        140
  to repurchase
Other borrowed funds                                              62         3.23           2            67         2.99          2
Other debt                                                     4,855         8.38         407         4,880         8.38        409
                                                           ---------         ----   ---------     ---------         ----   --------
     Total interest-bearing liabilities                      521,377         2.60      13,540       614,012         3.60     22,101
Portion of noninterest-bearing funding sources                80,719            -                         -
                                                           ---------         ----   ---------     ---------         ----   --------
     Total funding sources                                 $ 602,096         2.25%  $  13,540     $ 679,868         3.25%  $ 22,101
                                                           =========         ====   =========     =========         ====   ========

Net interest margin and net interest income                                  4.71%  $  28,346                       4.60%  $ 31,294
                                                                             ====   =========                       ====   ========

                                                              Table 3
                                                         Financial Summary
                             Average Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                                              December 31, 1993                      December 31, 1992
                                                           ----------------------------------     ----------------------------------
                                                            Average         Yields   Interest      Average          Yields  Interest
                                                            Balance          or      Income/       Balance           or     Income/
                                                                            Rates    Expense                        Rates   Expense
                                                           ---------         ----   ---------     ---------         -----  ---------

NONINTEREST-EARNING ASSETS
Cash and due from banks                                    $  26,775                              $  29,557
Reserve for loan losses                                      (18,414)                               (21,291)
Premises and equipment, net                                    7,752                                  9,312
Bank subsidiary and branch held for sale                           -                                 16,067
Other assets                                                  34,248                                 39,428
                                                           ---------                              ---------
     Total noninterest-earning assets                      $  50,361                              $  73,073
                                                           =========                              =========

NONINTEREST-BEARING FUNDING SOURCES
Demand deposits                                            $  82,297                              $  82,161
Other liabilities                                              6,755                                  6,142
Shareholders' equity                                          42,028                                 37,224
Bank subsidiary and branch held for sale                          -                                  13,402
Noninterest-bearing funding sources
  used to fund earning assets                                (80,719)                               (65,856)
                                                           ---------                              ---------
     Total net noninterest-bearing funding sources         $  50,361                              $  73,073
                                                           =========                              =========

TOTAL ASSETS                                               $ 652,457                              $ 752,941
                                                           =========                              =========

                                                              Table 3
                                                         Financial Summary
                             Average Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                                              December 31, 1991
                                                           ----------------------------------
                                                            Average         Yields   Interest
                                                            Balance          or      Income/
                                                                            Rates    Expense
                                                           ---------        -----   ---------
INTEREST-EARNING ASSETS
Money market investments:
  Time deposits with other banks                           $   9,870         6.24%  $     616
  Interest-bearing deposits with other banks                       -                        -
  Federal funds sold and repurchase agreements                21,399         5.70       1,220
  Other short term investments                                 6,582         6.40         421
                                                           ---------         ----   ---------
     Total money market investments                           37,851         5.96       2,257
Securities available for sale:
  U.S. Treasury securities                                    77,671         7.27       5,646
  U.S. government agencies and corporations                   70,516         7.12       5,022
  States and political subdivisions                           27,934        10.43       2,914
  Other securities                                             8,709         7.67         668
                                                           ---------         ----   ---------
     Total securities available for sale                     184,830         7.71      14,250
Securities held to maturity:
  U.S. Treasury securities                                         -            -           -
  U.S. government agencies and corporations                        -            -           -
  States and political subdivisions                                -            -           -
  Other securities                                                 -            -           -
                                                           ---------         ----   ---------
     Total securities held to maturity                             -            -           -
Loans, net of unearned income                                554,224        10.01      55,466
                                                           ---------         ----   ---------
     Total interest-earning assets                         $ 776,905         9.26%  $  71,973
                                                           =========         ====   =========
FUNDING SOURCES
Deposits:
  Savings and interest checking                            $ 372,871         4.88%  $  18,179
  Certificates of deposit of $100,000 or more                 57,243         6.44       3,686
  Other time deposits                                        258,152         6.91      17,837
                                                           ---------         ----   ---------
     Total interest-bearing deposits                         688,266         5.77      39,702
Securities sold under agreements                               9,490         5.30         503
  to repurchase
Other borrowed funds                                             164         4.88           8
Other debt                                                     5,079         8.45         429
                                                           ---------         ----   ---------
     Total interest-bearing liabilities                      702,999         5.78      40,642
Portion of noninterest-bearing funding sources                73,906           -            -
                                                           ---------         ----   ---------
     Total funding sources                                 $ 776,905         5.23%   $ 40,642
                                                           =========         ====    ========

Net interest margin and net interest income                                  4.03%   $ 31,331
                                                                             ====    ========

                                                              Table 3
                                                         Financial Summary
                             Average Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                                              December 31, 1991
                                                           ----------------------------------
                                                            Average         Yields   Interest
                                                            Balance          or      Income/
                                                                            Rates    Expense
                                                           ---------        -----   ---------

NONINTEREST-EARNING ASSETS
Cash and due from banks                                    $  29,646
Reserve for loan losses                                      (18,246)
Premises and equipment, net                                   10,740
Bank subsidiary and branch held for sale                           -
Other assets                                                  30,370
                                                           ---------
     Total noninterest-earning assets                      $  52,510
                                                           =========

NONINTEREST-BEARING FUNDING SOURCES
Demand deposits                                            $  76,435
Other liabilities                                              7,759
Shareholders' equity                                          42,222
Bank subsidiary and branch held for sale                           -
Noninterest-bearing funding sources
  used to fund earning assets                                (73,906)
                                                           ---------
     Total net noninterest-bearing funding sources         $  52,510
                                                           =========

TOTAL ASSETS                                               $ 829,415
                                                           =========

Noninterest Income

         BMJ's revenues include noninterest income, which consists primarily of service charges on deposit accounts and trust services income. In 1995, total noninterest income was $4.3 million and represented 13.3% of operating income (net interest income plus noninterest income) compared to $5.7 million, or 16.7%, in 1994 and $6.7 million, or 19.4%, in 1993.

         Service charges, commissions and fees for 1995 decreased to $3.9 million from $5.2 million in 1994. Service charges, commissions and fees amounted to $5.0 million for 1993. The decrease in revenues from service charges, commissions and fees for the year ended December 31, 1995 compared to 1994 is due to the lower level of deposit accounts subject to service charges and other fees primarily as a result of the sale of BMJ's former Southern Ocean State Bank subsidiary on July 29, 1994.

         There were no net gains or losses from securities transactions for the years ended December 31, 1995 and 1994 compared to securities gains of $690 thousand for the year ended December 31, 1993.

Noninterest Expense

         Noninterest expense for 1995 was $23.1 million, a decrease of 11.7% from the $26.1 million reported for 1994. Noninterest expense for 1994 declined 20.9% from the $33.0 million reported for 1993. This decrease in noninterest expense is a result of the corporate-wide restructuring program begun in 1993, the objectives of which were to increase operating efficiency, further consolidate management functions, enhance the level of service provided to customers and increase shareholder value. Two significant initiatives completed during 1994 which have had an ongoing positive impact on the level of BMJ's noninterest expenses consistent with the restructuring program's objectives were the merger of BMJ's The Bank of Mid-Jersey and Mount Holly State Bank subsidiaries and the sale of BMJ's former Southern Ocean State Bank subsidiary. As previously discussed, Southern Ocean State Bank's 1994 operating results through June 30, 1994 are included in BMJ's operating results for the year ended December 31, 1994. BMJ's operating results for 1993 include those of Southern Ocean State Bank.

         Salaries and employee benefits amounted to $9.6 million for 1995 compared to $10.7 million for 1994 and $13.3 million for 1993. Salaries expense, which is the largest component of this noninterest expense category, amounted to $8.1 million for 1995, decreasing by 9.7% from the $9.0 million for 1994. Salaries expense for 1993 was $11.2 million. BMJ has reduced the number of full-time equivalent employees at December 31, 1995 to 277 employees compared to 289 employees and 371 employees, at December 31, 1994 and 1993, respectively. Salaries and employee benefits as a percentage of average assets decreased to 1.74% for 1995 compared to 1.83% for 1994 and 2.05% for 1993.

         Net occupancy expense decreased by 11.5% to $2.9 million for 1995 compared to $3.2 million for 1994. Net occupancy expense for 1993 totaled $3.7 million. This category of noninterest expense has decreased as a percentage of average assets to .51% for 1995 compared to .55% for 1994 and .57% for 1993.

         Other real estate expenses decreased to $641 thousand for 1995 from $1.5 million for 1994. Other real estate expenses decreased to $1.5 million for 1994 from $3.9 million for 1993. These expenses include the costs to maintain repossessed properties, such as insurance, property taxes and general maintenance expenses. The significant decrease in the level of other real estate expenses for 1995 is a result of BMJ's success in effectively liquidating the property portfolio. Other real estate expenses also include a provision to increase the valuation reserve used to adjust the carrying value of foreclosed properties to their fair value. Provisions of $150 thousand, $863 thousand and $1.7 million were recorded during 1995, 1994 and 1993, respectively.

         The other noninterest expense category totaled $10.0 million for 1995 compared to $10.7 million for 1994 and $12.1 million for 1993. Included among the components in this noninterest expense category are FDIC insurance premiums and legal fees. Refer to Note 12 to the Consolidated Financial Statements for the primary components of this category.

         In August 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a reduction in the premium banks pay for deposit insurance. For well-capitalized institutions, the premium is reduced by 83%, from $0.23 for every $100 of deposits to $0.04 for every $100 of deposits. BMJ's The Bank of Mid-Jersey subsidiary is qualified as a well-capitalized institution. On September 15, 1995, The Bank of Mid-Jersey received a refund of $281 thousand from the FDIC representing a refund of prepaid deposit insurance premiums. As a result, FDIC insurance expense for the year ended December 31, 1995 was $539 thousand, which reflects a 60% decrease from the $1.3 million for 1994. FDIC insurance premiums amounted to $1.8 million for 1993.

         Legal fees for 1995 amounted to $1.1 million compared to $1.6 million for 1994 and $2.0 million for 1993. The current year decrease reflects lower costs associated with obtaining title to properties through the foreclosure process and in pursuing collection of delinquent loans.

Income Tax Expense

         Income tax expense for the year ended December 31, 1995 amounted to $3.1 million, increasing from the income tax expense amounts reported for each of the years ended December 31, 1994 and 1993.

         As a result of significant tax loss carryback refund claims previously filed by the Company, BMJ has been under examination by the Internal Revenue Service ("IRS") for the taxable years 1989 through 1993. During the third quarter of 1995, BMJ received the Revenue Agent's Report ("RAR") for the years under audit and has agreed to the examiner's findings. Although the agent's report and the related refund claims are subject to review by the Joint Committee on Taxation of the U.S. Congress, BMJ has evaluated its reserves for income taxes based on acceptance of the RAR. As a result of this review, income tax expense for the year ended December 31, 1995 has been reduced by $1.0 million, representing the reversal of previously accrued income taxes. BMJ believes that the remaining income tax reserves are adequate to cover tax liabilities for all open years.

         Effective   January  1,  1993,  BMJ  adopted   Statement  of  Financial
Accounting Standards No. 109, "Accounting for Income Taxes". During 1994, sufficient positive evidence had accumulated to warrant the reversal of the valuation allowance originally established upon adoption of the Statement. Therefore, income tax expense for the year ended December 31, 1994 was reduced by $4.9 million, representing a reversal of a portion of the valuation allowance.

Balance Sheet Analysis

         Total assets of BMJ amounted to $588.7 million at December 31, 1995, increasing from $538.4 million at December 31, 1994. This increase is primarily attributable to an increase in the level of total deposits at December 31, 1995 versus December 31, 1994. Total deposits of $485.0 million at December 31, 1995 represents a 5% increase from the $463.6 million of total deposits at December 31, 1994. This increase was achieved despite the high level of competition that exists among financial institutions in BMJ's market for retail deposits. Through renewed marketing programs and competitively priced deposit products, it is BMJ's intention to increase its share of the retail deposits market.

         During 1995, BMJ continued to improve its capital ratios and its balance sheet condition. Shareholders' equity increased from $58.3 million at December 31, 1994 to $65.6 million at December 31, 1995. The ratio of shareholders' equity to total assets at December 31, 1995 remained strong at 11.1% compared to 10.8% at December 31, 1994.

         In addition, asset quality continued to improve as total nonperforming assets at December 31, 1995 were reduced by $6.5 million to $7.7 million compared to $14.2 million at December 31, 1994. The following discussion deals with the major components of the balance sheet.

Securities Available for Sale

         Securities which may be sold in response to changing market and interest rate conditions or as part of BMJ's asset/liability strategy have been classified as securities available for sale. The securities available for sale portfolio amounted to $64.6 million at December 31, 1995 compared to $2.9 million at December 31, 1994. On an average basis, the portfolio represented 4.3% of average interest-earning assets for the year ended December 31, 1995 compared to 2.3% of average interest-earning assets for the year ended December 31, 1994. BMJ's practice had been to classify all securities purchased during 1995 as securities available for sale as management responded to changes in the interest rate environment and as part of the asset/liability management strategy. Following an analysis of the securities available for sale portfolio during 1993, management transferred certain securities for which it was determined BMJ had the intent and ability to hold to maturity, to the securities held to maturity portfolio.

         Note 3 to the Consolidated Financial Statements details the composition of the securities available for sale portfolio at December 31, 1995, 1994 and 1993. Table 3 provides information concerning average yields and balances of the securities available for sale portfolio over the past five years. Table 4 provides the maturities and weighted average yields for the securities available for sale portfolio at December 31, 1995. Yields on tax-exempt securities are presented on a fully taxable equivalent basis assuming a 34% federal tax rate.

                                                               Table 4
                                                    Securities Available for Sale

                                                                                                                   December 31, 1995
                                                                                      ----------------------------------------------
(in thousands)                                Within one year         After one        After five        After ten            Total
                                                                     but within        but within            years
                                                                     five years         ten years

U.S. Treasury securities                              $ 5,010         $       -        $       -         $      -           $ 5,010
U.S. government agencies
     and corporations                                      -             24,940            20,380            2,301           47,621
States and political subdivisions                      11,870               107                -                -            11,977
Other securities                                           -                  -                -                -                 -
                                                      -------           -------           -------          -------          -------
     Total                                            $16,880           $25,047           $20,380          $ 2,301          $64,608
                                                      =======           =======           =======          =======          =======
Weighted average yield, computed
      on a tax equivalent basis                         5.85%             6.54%             7.03%            7.59%            6.55%
                                                        ====              ====              ====             ====             ====

Note: Tax equivalent yield-interest income on tax exempt securities was computed by dividing the tax exempt income by one minus the federal corporate income tax rate (34%) to reflect the tax equivalent income.

Securities Held to Maturity

         BMJ's securities held to maturity portfolio amounted to $82.5 million at December 31, 1995 compared to $119.0 million at December 31, 1994. Note 4 to the Consolidated Financial Statements details the composition of the securities held to maturity portfolio at December 31, 1995, 1994 and 1993. As previously stated, BMJ's practice had generally been to classify all securities purchased during 1995 as securities available for sale as management responded to changes in the interest rate environment and as part of the asset/liability strategy. During 1995 BMJ transferred $23.1 million from the securities held to maturity portfolio to the available for sale portfolio in accordance with the one-time reassessment opportunity permitted by the Financial Accounting Standards Board special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". Table 3 provides information concerning average yields and balances of the securities held to maturity portfolio over the past five years. Table 5 provides the maturities and weighted average yields for the securities held to maturity portfolio at December 31, 1995. Yields on tax-exempt securities are presented on a fully taxable equivalent basis assuming a 34% federal tax rate.

                                                      Table 5
                                            Securities Held to Maturity

                                                                                December 31, 1995
                                    -------------------------------------------------------------
(in thousands)                        Within        After one        After five         After ten            Total
                                    one year       but within        but within             years
                                                   five years         ten years

U.S. Treasury securities            $       -         $ 5,110           $     -           $     -         $  5,110
U.S. government agencies
     and corporations                      -           70,858             2,000                 -           72,858
States and political subdivisions        276              563             1,338                 -            2,177
Other securities                            -               -                 -             2,370            2,370
                                     -------          -------          --------          --------         --------
     Total                           $   276          $76,531          $  3,338          $  2,370         $ 82,515
                                     =======          =======          ========          ========         ========

Weighted average yield, computed
      on a tax equivalent basis        8.18%            5.90%             7.39%             6.57%            5.99%
                                       ====             ====              ====              ====             ====

Note: Tax equivalent yield-interest income on tax exempt securities was computed by dividing the tax exempt income by one minus the federal corporate income tax rate (34%) to reflect the tax equivalent income.


Loan Portfolio

         BMJ's loan portfolio totaled $399.4 million at December 31, 1995, increasing by 11.7% from $357.4 million at December 31, 1994. Total loans averaged $377.4 million during 1995, an increase of $12.6 million compared to $364.8 million for 1994. The yield on the total loan portfolio was 8.94% in 1995 compared to 8.35% in 1994. A five-year comparative schedule of the components of BMJ's loan portfolio is presented in Table 6.

                                                               Table 6
                                                     Loan Portfolio Composition

                                                                                                               December 31,
                                             ------------------------------------------------------------------------------
(in thousands)                                         1995        1994             1993              1992             1991
Commercial, financial
     and agricultural                        $ 24,869         $  22,822         $ 23,784         $  53,092         $  72,200
Real estate - mortgage                        295,535           275,813          309,348           318,199           407,952
Real estate - construction                     32,439            28,420           33,334            27,670            40,741
Consumer                                       46,521            30,360           20,012            21,191            21,703
                                             --------         ---------         --------         ---------         ---------
     Total loan portfolio                    $399,364          $357,415         $386,478          $420,152          $542,596
                                             ========          ========         ========          ========          ========

         Substantially all of BMJ's lending activity is to customers, or secured by property, located within Mercer, Burlington and Ocean counties in New Jersey. Of the portfolio as a whole, at December 31, 1995, approximately 82.1% of BMJ's loans are secured by real estate.

         For purposes of monitoring credit exposure and concentration of risk, BMJ tracks its loans to related individuals and entities of which one person may be associated as a principal or a common enterprise exists. As of December 31, 1995, BMJ had 8 relationships with outstanding loan balances in excess of $4.5 million, the largest of which was $8.6 million. All of these relationships were current in meeting scheduled payment terms and were considered performing, except for one relationship which included a $960 thousand loan which was 30 - 59 days past due.

         The real estate mortgage portfolio of $295.5 million at December 31, 1995 represented 74.0% of the total loan portfolio and includes $116.6 million in residential mortgage loans, $36.2 million in home equity credit-lines, and $142.7 million in commercial real estate loans. The residential and home equity credit-line portions of this portfolio represent a core business for BMJ which management intends to expand.

         At December 31, 1995 real estate construction loans totaled $32.4 million, representing 8.1% of the total loan portfolio. These loans are monitored with advances made generally after work is completed and independently inspected and verified by qualified professionals. It is BMJ's policy to provide construction financing to qualified customers within its marketplace only when commitments for permanent financing are in place.

         BMJ's consumer loan portfolio of $46.5 million has experienced minimal delinquency or credit losses. Management believes that this portion of the loan portfolio can continue to be profitably expanded without lessening credit standards. It is management's intention to continue aggressively marketing these products to the communities which BMJ serves.

         The degree of risk inherent in all of BMJ's lending activities is heavily influenced by the economic conditions of BMJ's primary market areas. Changes in regional and local real estate values, employment levels, and income levels are among the factors affecting the risk in the loan portfolio.

         Consumer loan portfolio risk is affected by the value of collateral such as residential property and personal automobiles. This portfolio includes both traditional installment type lending and traditional residential first and second mortgages.

         Commercial real estate/construction loan risk is influenced by the same general factors as indicated above but, in addition, risk is influenced by the specific borrower's financial condition, demand for retail and office space, and the long-term viability of manufacturing and distribution businesses within BMJ's marketplace.

         At December 31, 1995, BMJ had no loans concentrated to borrowers engaged in the same or similar industries that exceeded 10% of total loans other than the loan categories presented in Table 6. There was no leveraged buy-out ("LBO") loan exposure at December 31, 1995. In addition, at December 31, 1995, BMJ had no cross-border outstandings to borrowers in foreign countries. Cross-border outstandings are defined as loans, acceptances, interest-bearing assets with other banks and other interest-bearing investments.

         Table 7 provides information concerning the interest rate sensitivity of BMJ's commercial, financial and agricultural, and real estate-construction loans at December 31, 1995.

                                                             Table 7
                                                 Loan Interest Rate Sensitivity

(in thousands)                                                                                            December 31, 1995
                                                            ---------------------------------------------------------------
                                                             Within One        After One             After            Total
                                                                   Year       But Within              Five
                                                                              Five Years             Years
Maturities:
   Commercial, financial
      and agricultural                                          $15,219          $ 9,255           $   395          $24,869
   Real estate - construction                                    20,335           12,104                 -           32,439
                                                                -------          -------           -------          -------
      Total                                                     $35,554          $21,359           $   395          $57,308
                                                                =======          =======           =======          =======
Type:
   Fixed rate loans                                             $ 9,226          $ 6,968           $     -          $16,194
   Floating rate loans                                           26,328           14,391               395           41,114
                                                                -------          -------           -------          -------
      Total                                                     $35,554          $21,359           $   395          $57,308
                                                                =======          =======           =======          =======

Nonperforming Assets

         Nonperforming assets consist of nonperforming loans, impaired loans and other real estate owned. Table 8 sets forth a five-year comparative schedule of nonperforming assets and risk elements in BMJ's loan portfolio by type for the periods indicated.

         Nonperforming loans include nonaccrual loans, impaired loans, loans 90 days or greater past due and still accruing, and restructured loans. Loans are generally reported as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is determined to be in jeopardy. Loans, with the exception of partially charged off loans or loans with any portion classified as doubtful, may be placed back on accrual status when they become current as to both principal and interest and when concern as to future collectibility in full no longer exists. The remaining recorded balance of a partially charged off loan, however, may be returned to accrual status if the entire contractual loan balance, together with all unpaid contractual interest, is determined to be fully collectible. Nonperforming loans as a percentage of total loans were 1.5% as of December 31, 1995, and 2.8% as of December 31, 1994. The decline in nonaccrual loans is attributable to increased collections, transfers to other real estate, and charge-offs.

         Interest recognized as income during 1995 on nonaccrual loans totaled $75 thousand, compared to $384 thousand in 1994, and $38 thousand in 1993. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Additional interest income amounting to approximately $643 thousand for 1995, $845 thousand in 1994, and $1.4 million in 1993 would have been recognized if interest on all such loans had been recorded based upon original terms.

         Restructured loans are those whose contractual interest rates have been reduced to below current market rates or other concessions made due to the borrowers' financial difficulties. Interest on these loans is subject to the nonaccrual policy. At December 31, 1995 and December 31, 1994, BMJ had no restructured loans.

         The following table illustrates the activity in BMJ's nonaccrual loans during the year ended December 31, 1995. Payments received on these loans continue to provide significant reductions in the outstanding balances.

         (in thousands)
         Balance, January 1, 1995                                       $ 5,769
         New defaults                                                     3,403
         Transfer of insubstance foreclosures
               upon adoption of FAS 114                                   2,935
         Assets foreclosed upon                                          (2,208)
         Payoff, cures and sales                                         (2,703)
         Charge-offs and writedowns                                      (1,155)
                                                                        -------
         Balance, December 31, 1995                                     $ 6,041
                                                                        =======

         Potential problem loans consist of loans which are included in performing loans at December 31, 1995, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At December 31, 1995 and 1994, such potential problem loans amounted to approximately $3.5 million and $5.9 million, respectively. Depending on the state of the economy and the impact thereof on BMJ's borrowers, as well as other future events, these loans and others not currently so identified could be classified as nonperforming loans in the future.

         On January 1, 1995, BMJ adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure". FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired, based on current information and events, if it is probable that BMJ will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the loan's historical effective interest rate except that all collateral- dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses, depending on the adequacy of the reserve for loan losses.

         At December 31, 1995, BMJ's recorded investment in loans for which impairment has been recognized in accordance with FAS 114 amounted to $7.3 million. The reserve for loan losses at December 31, 1995 includes reserves of $1.2 million applicable to such impaired loans. All of these loans were valued using the fair value of collateral method. Based on this method, $1.2 million of the $10.1 million reserve for loan losses at December 31, 1995 was allocated against all of the impaired loans. The remaining reserve for loan losses, totalling $8.9 million at December 31, 1995, is available to absorb losses in BMJ's entire loan portfolio. During 1995, the average recorded investment in impaired loans was approximately $7.1 million. Interest income recognized on total impaired loans during 1995 was approximately $447 thousand.

         FAS No. 114 also provides for the reclassification of all outstanding insubstance foreclosure loans ("ISF") from Other Real Estate to the loan portfolio as nonaccrual loans at their current carrying value. The reclassification of ISFs to loans has been made upon adoption of FAS No. 114 and this reclassification is reflected in the schedule of BMJ's nonperforming assets in Table 8. BMJ will no longer be required to identify and isolate future loans that may meet the former criteria for ISF classification.

         The following table illustrates the activity in BMJ's other real estate during the year ended December 31, 1995.

         (in thousands)
         Balance, January 1, 1995                             $  8,172
         Assets foreclosed upon                                  2,882
         Sales and other reductions                             (5,037)
         Writedowns to fair value/charge-offs                   (1,119)
         Transfer of insubstance foreclosures to
              loans upon adoption of FAS 114                    (2,935)
                                                              --------
          Subtotal                                               1,963
          Less loss reserve                                       (277)
                                                              --------
         Balance, December 31, 1995                           $  1,686
                                                              ========

                  Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. A reserve for other real estate has been established to maintain the portfolio at the lower of cost or fair value less estimated disposition costs. At December 31, 1995, the balance of other real estate, net of the reserve, amounted to $1.7 million, a reduction of 77% from the combined balance of $7.2 million at December 31, 1994.

                                                     Table 8
                                              Nonperforming Assets

(in thousands)                                                                                      December 31,
                                            --------------------------------------------------------------------
                                             1995          1994           1993            1992           1991
                                            ------       -------        --------        --------       --------
Nonaccrual loans:
  Commercial, financial
    and agricultural                        $  184       $   159        $    309        $  5,061       $  4,466
  Real estate - mortgage                     3,145         7,578          15,759          23,096         25,426
  Real estate - construction                 2,712           967             116             912          8,937
  Consumer                                       -             -             127               3             72
                                            ------       -------        --------        --------       --------
     Total                                   6,041         8,704          16,311          29,072         38,901
                                            ------       -------        --------        --------       --------
Loans 90 days or more past due
 and still accruing:
  Commercial, financial
    and agricultural                             -           151              36              50            364
  Real estate - mortgage                         -         1,109             976             233            800
  Real estate - construction                     -             -               -               -            300
  Consumer                                       -             4              54              15             29
                                            ------       -------        --------        --------       --------

     Total                                       -         1,264           1,066             298          1,493
                                            ------       -------        --------        --------       --------
Restructured loans                               -             -             985           2,051          1,624
                                            ------       -------        --------        --------       --------
Total nonperforming loans                    6,041         9,968          18,362          31,421         42,018
                                            ------       -------        --------        --------       --------

Other nonperforming assets:
  Other real estate                          1,963         5,237          12,014          16,524          4,735
  ORE loss reserve                           (277)         (958)         (2,614)         (2,866)        (1,047)
                                            ------       -------        --------        --------       --------
     Total other
        nonperforming assets                 1,686         4,279           9,400          13,658          3,688
                                            ------       -------        --------        --------       --------

Total nonperforming assets                  $7,727       $14,247        $ 27,762        $ 45,079       $ 45,706
                                            ======       =======        ========        ========       ========

            The 45.8% decline in nonperforming assets during 1995 is the result of workout and collection activity, write-offs in recognition of lesser collateral value, disposal of other real estate owned and the effects of the economic recovery.

Reserve For Loan Losses

         At December 31, 1995 the reserve for loan losses totaled $10.1 million compared to $12.5 million at December 31, 1994. The ratio of the reserve for loan losses to total loans at December 31, 1995 was 2.53% versus 3.52% at December 31, 1994.

         Management has adopted a reserve methodology consistent with the provisions of FAS 114 for the assessment of all loans including residential real estate mortgages and consumer loans. This methodology assigns reserves based upon credit risk ratings for specific loans and general reserves for all other loans. The general reserves are based on historical charge-off experience but are subject to certain minimums based upon BMJ's assessment of the current economic environment. Table 9 provides a five year summary of the changes in the reserve for loan losses and Table 10 provides a five year summary of the distribution of the loan loss reserve to loan categories.

         As with any financial institution, poor economic conditions, high inflation, high interest rates, or high unemployment may lead to increased losses in the loan portfolio. Conversely, improvements in economic conditions tend to reduce the amounts charged off against the reserve. BMJ's gross charge-offs in 1995 totaled $2.1 million, compared with $3.1 million in 1994 and $8.1 million in 1993. Loans other than certain consumer loans not secured by real estate are charged off if management judges the loans to be uncollectible or the loan has been classified as a loss by either the Federal Reserve, FDIC, or New Jersey state examiners. Certain closed-end and open-end consumer loans not secured by real estate are automatically charged off after they are contractually delinquent 90 days.

         Subsequent to the charge-off of a loan, it is BMJ's policy to continue to vigorously pursue the collection of principal outstanding as well as past due interest. During 1995, collection efforts resulted in recoveries of $1.7 million on previously charged-off loans compared with $1.6 million in 1994 and $1.4 million in 1993. Net loan charge-offs in 1995 represented .10% of average loans outstanding compared to .42% in 1994 and 1.72% in 1993.

         The provision for loan losses represents BMJ's assessment of the amount to be provided to the reserve for loan losses in order to maintain the reserve at a level considered adequate in relation to the risks and uncertainties inherent in the loan portfolio. Amounts charged against current income are based on such factors as past loan loss experience as related to current loan portfolio mix, evaluation of actual and potential losses in the loan portfolio, prevailing regional and national economic conditions that might have an impact on the portfolio, regular reviews and examinations of the loan portfolio by internal loan reviewers and reviews and examinations by bank regulatory authorities.

         BMJ recorded a negative provision for loan losses of $2.0 million in 1995. No provision for loan losses was recorded in 1994 and a provision of $840 thousand was recorded in 1993.

         The negative provision of $2.0 million recorded in 1995 was driven by the continuing improvements of BMJ's asset quality, including reduced levels of nonperforming assets and net loan charge-offs. Specifically, since December 31, 1992, nonperforming loans have declined from $31.4 million to $6.0 million at December 31, 1995, and net charge-offs declined from $6.7 million during 1993 to $1.5 million during 1994 and $386 thousand during 1995. In addition, BMJ has adhered to the previously discussed methodology in determining both the necessary provision for loan losses to be taken from earnings and the adequacy of the allowance for loan losses. Based upon management's judgement and evaluation of this methodology, BMJ has recorded no quarterly provision for loan losses since the second quarter of 1993. As a result of BMJ's increasingly diversified loan mix, stabilized and improving regional economies, and the continuing adequacy of the reserve for loan losses subsequent to the non-recurring negative provision, it was management's and the Board of Director's judgement that the interest of BMJ's shareholders was best served by this immediate, one-time negative provision.

         Management also determined that the fourth quarter of 1995 was the appropriate period in which to record the negative provision for loan losses for the following reasons:

         o Trends in BMJ's criticized assets have stabilized over the last three quarters of 1995;

         o Recoveries on previously charged-off loans over the past eight quarters have been strong and, accordingly, charge-offs have not reduced the reserve for loan losses as originally anticipated;

         o All litigation associated with the loans reserved for during the period of 1991 through 1994 had essentially been settled by the third quarter of 1995; and

         o The adoption of FAS 114 during 1995 has increased the unallocated portion of the reserve because "substandard" loans which have been identified as impaired generally do not require specific reserves as a result of collateral which supports the recorded investment in the loan.

         Subsequent to the non-recurring negative provision, management believes BMJ's reserve for loan losses is adequate for losses inherent in the loan portfolio, and its reserve coverage is generally comparable with BMJ's peer institutions. The reserve for loan losses at December 31, 1995 was 2.53% of total loans. According to the most recent Uniform Bank Performance Report issued by the Federal Reserve Bank, the peer average for banks throughout the country between $500 million and $1.0 billion in assets is a reserve for loan losses to total loan portfolio ratio of 1.59%. Consistent with BMJ's practice of maintaining an adequate reserve for loan losses, the general portion of the loan loss reserve was $8.9 million, or 88% of the total reserve at December 31, 1995. There can be no assurance that if asset quality deteriorates in future periods material additions to the reserve for loan losses will not be required.

                                                                 Table 9
                                                         Reserve For Loan Losses
(in thousands)                                                                                        Year ended December 31,
                                                        ---------------------------------------------------------------------
                                                            1995            1994           1993           1992           1991
Reserve balance,
    Beginning of year                                  $ 12,485        $ 14,423       $ 20,267       $ 20,407       $ 14,976
Charge-offs:
    Commercial, financial, and
        agriculture                                         (16)           (481)        (3,546)        (2,769)        (4,779)
    Real estate - mortgage                               (1,002)         (2,529)        (3,564)        (7,254)        (5,030)
    Real estate - construction                             (634)            (16)          (851)        (3,053)        (3,181)
    Consumer                                               (436)           (123)          (124)          (472)          (602)
                                                       --------        --------       --------       --------       --------
        Total charge-offs                                (2,088)         (3,149)        (8,085)       (13,548)       (13,592)
                                                       --------        --------       --------       --------       --------
Recoveries:
    Commercial, financial, and
        agriculture                                         371             687            698            761             55
    Real estate - mortgage                                1,142             676            438            217             76
    Real estate - construction                               94             147            146            188            128
    Consumer                                                 95             116            119            170            168
                                                       --------        --------       --------       --------       --------
        Total recoveries                                  1,702           1,626          1,401          1,336            427
                                                       --------        --------       --------       --------       --------
Net charge-offs                                            (386)         (1,523)        (6,684)       (12,212)       (13,165)
Provision charged (credited) to operations               (2,000)              -            840         12,217         18,596
Sale of bank subsidiary                                       -            (415)             -           (145)             -
                                                       --------        --------       --------       --------       --------
Reserve at end of year                                 $ 10,099        $ 12,485       $ 14,423       $ 20,267       $ 20,407
                                                       ========        ========       ========       ========       ========
Loans, end of year                                     $399,364        $357,415       $386,478       $420,152       $542,596
Average loans outstanding                              $377,364        $364,800       $388,919       $474,178       $554,224
Ratio of reserve for loan losses
    to total loans, end of year                            2.53%           3.49%          3.73%          4.82%          3.76%
Ratio of net charge-offs to
    average loans outstanding                               .10%            .42%          1.72%          2.58%          2.38%
Ratio of reserve for loan losses to
    nonperforming loans, end of year                     167.17%         125.25%         78.55%         64.50%         48.57%

           Table 10 provides a five-year summary of the distribution of the loan loss reserve to loan categories. The unallocated reserve includes both the specific reserve as calculated under FAS 114 and the general reserve as calculated under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".

                                                              Table 10
                                                Distribution of the Loan Loss Reserve

(in thousands)                                    December 31, 1995              December 31, 1994             December 31, 1993
                                         --------------------------     --------------------------     -------------------------
                                                      Percentage of                  Percentage of                 Percentage of
                                                      loans in each                  loans in each                 loans in each
                                         Reserve      category to       Reserve      category to       Reserve     category to
                                         Amount       total loans       Amount       total loans       Amount      total loans
Domestic:
Commercial, financial and
  agricultural ........................  $   722         6.23%          $ 1,241         6.39%          $ 1,041        6.15%
Real estate - construction ............    1,515         8.12%            1,569         7.95%            2,099        8.63%
Real estate - mortgage ................    6,642        74.00%            8,283        77.17%           10,394       80.04%
Consumer ..............................      475        11.65%              420         8.49%              216        5.18%

Unallocated ...........................      745         --                 972         --                 673        --
                                         -------       ------           -------       ------           -------      ------
                                         $10,099       100.00%          $12,485       100.00%          $14,423      100.00%
                                         =======       ======           =======       ======           =======      ======
                                                  December 31, 1992              December 31, 1991
                                         --------------------------     --------------------------
                                                      Percentage of                  Percentage of
                                                      loans in each                  loans in each
                                         Reserve      category to       Reserve      category to
                                         Amount       total loans       Amount       total loans
Domestic:
Commercial, financial and
  agricultural                          $ 5,330         12.64%          $ 5,978           13.31%
Real estate - construction                2,162          6.59%            4,590            7.51%
Real estate - mortgage                   11,844         75.73%            8,209           75.18%
Consumer                                    224          5.04%              800            4.00%

Unallocated                                 707            --               830              --
                                        -------        ------           -------          ------
                                        $20,267        100.00%          $20,407          100.00%
                                        =======        ======           =======          ======

            Table 11 sets forth information concerning other real estate owned reserve activity for the periods indicated:

                                                              Table 11
                                              Other Real Estate Owned Reserve Activity

(in thousands)                                                                                    Years ended December 31,
                                                      ------------------------------------------------------------------------------
                                                       1995               1994               1993             1992              1991
Reserve at beginning of period                        $ 958            $ 2,614            $ 2,866          $ 1,047          $ 1,368
Provision charged to operations                         150                863              1,740            2,627              288
Losses and other write-downs                           (831)            (2,519)            (1,992)            (808)            (609)
                                                      -----            -------            -------          -------          -------
Reserve at end of period                              $ 277            $   958            $ 2,614          $ 2,866          $ 1,047
                                                      =====            =======            =======          =======          =======

Off-Balance Sheet Risk

         In the normal course of business, BMJ enters into various financial instruments which are properly not recorded in the consolidated financial statements. BMJ's risk of accounting loss due to the credit risks and market risks associated with these off-balance sheet instruments varies with the type of financial instrument. Principal or notional amounts may not necessarily indicate the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of the contract. BMJ's maximum exposure to accounting loss, based upon the credit risk associated with unfunded loan commitments and letters of credit outstanding, is represented by the contractual amount of these items as of the dates indicated in the following table:

(in millions)                                        Contractual Amount
                                                     ------------------
                                                12/31/95             12/31/94
                                                --------             --------

Commitments to extend credit                      $76.4                $57.0

Performance standby letters of credit
     and similar arrangements                     $ 2.7                $ 3.1

Financial standby letters of credit
     and similar arrangements                     $ 0.9                $ 1.1


         Many of such commitments to extend credit may expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash flow requirements. In making the commitments, BMJ applies the same credit policy standards used in the lending process and periodically reassesses the customers' creditworthiness through ongoing credit reviews. BMJ also holds various forms of collateral, including cash deposits and mortgage liens on real estate, to support those commitments for which collateral is deemed necessary. Substantially all of BMJ's lending is secured by property located within Mercer, Burlington and Ocean counties in New Jersey. The risks associated with making these commitments are also included in BMJ's evaluation of the overall credit risk in determining the reserve for loan losses.

         Financial standby letters of credit and similar arrangements are commitments issued by BMJ which irrevocably obligate BMJ to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.

         Performance standby letters of credit are commitments issued by BMJ which irrevocably obligate BMJ to pay a third-party beneficiary when a customer fails to perform some contractual non-financial obligation.

         At December 31, 1995 and 1994, BMJ had identified approximately $745 thousand and $972 thousand, respectively, of the reserve for loan losses as a general allocation of the reserve for potential losses, including losses due to off-balance sheet credit risk. No material amount of currently outstanding commitments are to borrowers having prior outstanding balances which are classified as nonperforming or potential problem assets.

Deposits

         BMJ's deposit base is the principal source of funds supporting interest-earning assets. Maintaining a strong core deposit base is key to the development of long-term customer relationships, which, in turn, present opportunities for BMJ to cross-sell its services. To meet the requirements of its diverse customer base, BMJ offers a full range of deposit products, including interest-bearing and noninterest-bearing demand deposits, savings deposits, insured retail money market accounts and certificates of deposit.

         Total deposits amounted to $485.0 million at year-end 1995 compared to $463.6 million at the end of 1994. Average total deposits during the year were $466.7 million compared to $516.0 million during 1994. The sale of BMJ's Southern Ocean State Bank subsidiary and the sale of Mid-Jersey's Willingboro branch office during 1994 resulted in a decline in total deposits when comparing 1995 average total deposits with 1994 amounts.

         Table 12 details average deposit balances and rates over the past three years. As indicated in the table, the average total of noninterest-bearing demand deposits and savings deposits for the year ended December 31, 1995 decreased by 6.3% and 3.1%, respectively, from their 1994 average balances. The average total of other time deposits for the year ended December 31, 1995 increased by 9.7%, while interest bearing demand deposits decreased by 26.7% from the 1994 average balances. As a result of this shift in BMJ's deposit mix, the average rate paid on BMJ's deposit balances for 1995 was 2.65%, a 41.0% increase from the 1.88% average rate for 1994.

                                                              Table 12
                                                 Average Deposit Balances and Rates

(in thousands)                                                   1995                           1994                            1993
                                        -----------------------------   ----------------------------    ----------------------------
                                        Balance    Rate    % of Total   Balance    Rate   % of Total    Balance    Rate   % of Total
Noninterest-bearing
   demand deposits .................    $ 74,998   0.00%     16.07%     $ 80,059   0.00%     15.51%     $ 82,297   0.00%     13.83%
Interest-bearing
   demand deposits .................     153,583   1.92      32.91       209,389   1.59      40.58       253,862   1.81       2.67
Savings deposits ...................     103,878   2.70      22.26       107,193   2.14      20.77       107,663   2.53      18.09
Certificates of deposits
   of $100,000 or more .............       9,378   5.44       2.01         5,599   3.46       1.08         8,674   4.38       1.46
Other time deposits ................     124,856   4.89      26.75       113,796   3.43      22.06       142,487   3.76      23.95
                                        --------   ----     ------      --------   ----     ------      --------   ----     ------
     Total .........................    $466,693   2.65%    100.00%     $516,036   1.88%    100.00%     $594,983   2.19%    100.00%
                                        ========   ====     ======      ========   ====     ======      ========   ====     ======

         The balance of certificates of deposit of $100,000 or more increased by $9.4 million at year-end 1995 compared to year-end 1994. The balance also increased as a percentage of total deposits from .97% of deposits at year-end 1994 to 2.9% of deposits at year-end 1995. The ratio of time deposits greater than $100,000 to total assets at year-end 1995 was 2.4%. The higher interest rate levels during 1995 allowed BMJ to attract and retain deposits in this product which was more attractive to BMJ's customer base than other investment vehicles. The maturity characteristics and dollar amount of these deposits are reflected in Table 13. BMJ does not purchase deposits through wholesale deposit brokers, preferring to rely on more stable retail deposits to support growth.

                                    Table 13
                             Certificates of Deposit
                              $100 Thousand or More

(in thousands)                                                  December 31,
                                               1995                 1994
                                             -------              -------
Maturity range:
Within three months                          $ 6,237              $ 1,203
After three but within six months              4,231                  982
After six but within twelve months             1,962                1,257
After twelve months                            1,444                1,041
                                             -------              -------
                  Total                      $13,874              $ 4,483
                                             =======              =======

Capital Adequacy


         BMJ's level of shareholders' equity continued to improve during 1995, primarily as the result of improved operating results and earnings retention. The following table provides selected shareholders' equity data at December 31, 1995 and 1994.

(in thousands except per share amounts)       December 31,      December 31,
                                                  1995              1994
                                                -------           -------
Shareholders' equity                            $65,622           $58,346
Shareholders' equity to assets ratio              11.15%             10.84%
Book value per share                            $  8.62           $  7.68

         The Federal Reserve Board ("FRB") has issued risk-based capital guidelines applicable to member banks and bank holding companies, and the FDIC has issued comparable guidelines applicable to state nonmember banks. The guidelines, which establish a risk-adjusted ratio relating to the total amount of assets and off-balance sheet exposures, (as such assets and off-balance sheet items are weighted to reflect the risk inherent therein,) require a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. The risk-based capital ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                       December 31, 1995                                    December 31, 1994
                             -------------------------------------                -------------------------------------
                                 Total                   Tier 1                        Total                  Tier 1
                               Risk-Based              Risk-Based                   Risk-Based              Risk-Based
                             Capital Ratio           Capital Ratio                Capital Ratio           Capital Ratio
                             -------------           -------------                -------------           -------------
B.M.J. Financial Corp.           16.05%                  14.19%                        17.03%                  15.04%

The Bank of Mid-Jersey           14.17%                  12.90%                        14.86%                  13.58%

         The FRB and FDIC have also adopted leverage capital requirements specifying the minimum acceptable ratios of Tier 1 capital to total assets. Under these requirements, the most sound, well-run institutions engaged in the least risky operations are required to maintain minimum leverage ratios of at least 3%; all other institutions are required to maintain higher levels of capital depending on their condition. The leverage ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                    Leverage Ratio at            Leverage Ratio at
                                    December 31, 1995            December 31, 1995
                                    -----------------            -----------------

B.M.J. Financial Corp.                  10.87%                        10.58%

The Bank of Mid-Jersey                  10.18%                         9.49%

         Failure to satisfy any minimum capital requirements applicable to BMJ or Mid-Jersey could subject BMJ or Mid-Jersey, as the case may be, to further regulatory actions by the FRB.

         As a result of BMJ's improved capital ratios and continued earnings progress, the payment of quarterly dividends to shareholders was resumed during 1995 at the level of $.05 per share. During the fourth quarter of 1995, BMJ announced a 50% increase in the amount of the quarterly cash dividend to $.075 per share. These shareholder dividends represent the first to be paid by BMJ since dividends were suspended in 1991.

         The primary source of funds for payment of dividends by BMJ is dividends received from Mid-Jersey. The amount of dividends that Mid-Jersey may declare in any year is subject to certain regulatory limitations. Mid-Jersey may not declare dividends if such declaration would leave it inadequately capitalized. Generally, dividends declared by a bank are limited to its net profit, as defined by the regulatory agencies, for that year combined with its retained net income from the preceding two years. At January 1, 1996, the amount of retained earnings of Mid-Jersey available for declaration of dividends to BMJ was $19.0 million.

Liquidity and Asset/Liability Management

         Liquidity refers to BMJ's ability to maintain cash flow adequate to fund operations and meet obligations on a timely and cost effective basis. Asset liquidity is represented by the ease with which assets can be converted into cash. BMJ continually evaluates its funding needs and manages its liquidity position by maintaining adequate levels of liquid assets, such as cash and cash equivalents and securities available for sale. BMJ's funding needs change as loans grow, deposits mature and payments on obligations are made. Because the characteristics of BMJ's assets and liabilities change, liquidity management is a dynamic process. Among those factors affecting liquidity management are pricing and maturity of loans, deposits and other assets and liabilities. In addition, liquidity management is affected by changes in the relationship between short-term and long-term interest rates.

         At December 31, 1995, BMJ had a total of $90.2 million or 15.3% of total assets in cash and cash equivalents and securities available for sale, representing its primary sources of liquidity, as compared to $47.7 million or 8.9% of assets at December 31, 1994. Another source of asset liquidity is the cash flows provided by maturities and periodic repayments of principal of both the securities held to maturity portfolio and the loan portfolio.

         Liabilities also provide a source of liquidity for BMJ. Wholesale certificates of deposit (none of which were brokered deposits) and repurchase agreements comprised 5.1% of total liabilities at December 31, 1995 and 2.8% at December 31, 1994. Management believes there is substantial room to increase these funding sources if necessary to meet its liquidity needs. The Bank of Mid-Jersey joined the Federal Home Loan Bank system during 1995 and has established a line of credit of approximately $71.9 million with the Federal Home Loan Bank of New York to further support and enhance liquidity. At December 31, 1995 approximately $13.4 million was outstanding against this line of credit. In addition, Mid-Jersey currently has a $2.0 million line of credit with a correspondent bank to cover short term funding needs in the federal funds market.

         As shown in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $19.2 million to $25.6 million at December 31, 1995. This decrease reflected net cash of $9.7 million provided by operating activities and $37.1 million of net cash provided by financing activities offset by $66.0 million of net cash used in investing activities. Cash generated by operating activities reflected BMJ's net income of $8.3 million adjusted for noncash charges and credits. Cash provided by financing activities primarily reflected the net increases in certificates of deposit and in other borrowed funds, partly offset by the net decrease in demand deposits, savings and interest checking accounts. Cash used in investing activities was primarily for the purchase of the securities available for sale and the net increase in loans, offset in part by the proceeds from sales of securities available for sale and the proceeds from maturities of securities held to maturity.

         At December 31, 1995, the parent company had a total of $2.2 million in cash and cash equivalents and $8.5 million in available for sale securities, which serve as the parent company's primary sources of liquidity. The parent company does not maintain lines of credit or other borrowing arrangements. BMJ has the capacity to borrow funds from the Federal Reserve discount window to meet liquidity needs that are not funded through subsidiary dividends or income.

         BMJ's principal asset/liability management objectives are to manage the sensitivity of net interest spreads to potential changes in interest rates and to enhance profitability in ways that should provide sufficient reward for understood and controlled risk. Specific asset/liability strategies are chosen to achieve an appropriate trade-off between average spreads and the variability of spreads. The BMJ Asset/Liability Management Committee meets weekly to monitor consolidated risk at the corporate level and to monitor compliance with established liquidity and interest rate sensitivity policy parameters on a consolidated and subsidiary bank basis. Funding positions are kept within established policy limits designed to maintain reasonable risk levels and adequate liquidity.

     Table 14 represents BMJ's interest rate gap position at December 31, 1995. This is a one-day position which is continually changing and is not necessarily indicative of BMJ's position at any other time. Additionally, Table 14 indicates only the contractual or anticipated repricing of assets and liabilities and does not consider the many factors that accompany interest rate movements. BMJ's negative period interest rate gap position through six months reflects its historically strong customer deposit-gathering franchise which provides a relatively stable core deposit base. These available funds have been deployed in longer-term interest-earning assets including certain loans and securities.

     In order to measure the effects of interest rate fluctuations on BMJ's net interest margin, management simulates the potential effects of changing interest rates through computer modeling. These simulations determine the impact on net interest income of various interest rate scenarios and balance sheet trends and strategies. These simulations incorporate the dynamics of the balance sheet as well as the interrelationships between various categories of short-term interest rates and the impact the yield curve level has on asset and liability pricing. Net interest income sensitivity to balance sheet trends and interest rate
movements  is  quantified,   and   appropriate   strategies  are  developed  and
implemented.

     As a financial institution, BMJ entails a degree of interest rate risk as a provider of banking services to its customers. BMJ does not use derivative interest rate contracts, such as interest rate swaps, caps or floors to manage interest rate risk. In the event BMJ's computer model indicates an unacceptable level of risk, BMJ could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale securities portfolio.

                                    Table 14
                      Rate Sensitive Assets and Liabilities


(in thousands)                                                                                          December 31, 1995
                                              ---------------------------------------------------------------------------
                                                Within      After three       After six        After one       After five
                                                 three       months but          months             year            years
                                                months       within six      but within       but within
                                                                 months        one year       five years
INTEREST-EARNING ASSETS
Money market investments                      $  5,664         $     --        $     --         $     --         $     --
Securities available for sale                   10,298            3,172           3,410           25,047           22,681
Securities held to maturity                        276               --               -           76,531            4,938
Loans, net of unearned income                  162,241           15,755          33,338          154,303           27,242
                                              --------         --------         -------         --------         --------
     Total interest-earning assets            $178,479         $ 18,927         $36,748         $255,881         $ 54,861
                                              ========         ========         =======         ========         ========
FUNDING SOURCES
Portion of noninterest-bearing funding
   sources used to fund earning assets        $     --         $     --        $     --         $     --         $     --
Savings and interest checking                  254,805               --             682               --               --
Certificates of deposit of $100,000 or           6,237            4,231           1,962            1,444               --
more
Other time deposits                             31,772           50,205          22,566           29,951               --
Other borrowed funds                            14,689            5,280          $2,690            1,800         $  4,196
                                              --------         --------         -------         --------         --------
  Total funding sources                       $307,503         $ 59,716        $ 27,900         $ 33,195         $  4,196
                                              ========         ========        ========         ========         ========
(in thousands)                                                 December 31, 1995
                                                    ----------------------------
                                                    Noninterest            Total
                                                      sensitive
INTEREST-EARNING ASSETS
Money market investments                                $    --           $5,664
Securities available for sale                                --           64,608
Securities held to maturity                                 770           82,515
Loans, net of unearned income                             6,485          399,364
                                                         ------         --------
     Total interest-earning assets                       $7,255         $552,151
                                                         ======         ========
FUNDING SOURCES
Portion of noninterest-bearing funding
   sources used to fund earning assets                 $119,641         $119,641
Savings and interest checking                                --          255,487
Certificates of deposit of $100,000 or                       --           13,874
more
Other time deposits                                          --          134,494
Other borrowed funds                                         --           28,655
                                                         ------         --------
  Total funding sources                                $119,641         $552,151
                                                       ========         ========

                                    Table 14
               Rate Sensitive Assets and Liabilities -- Continued


(in thousands)                                                                                          December 31, 1995
                                              ---------------------------------------------------------------------------
                                                Within      After three       After six        After one       After five
                                                 three       months but          months             year            years
                                                months       within six      but within       but within
                                                                 months        one year       five years
Asset/Liability Sensitivity Gap
    Period Gap                               ($129,024)       ($ 40,789)       $  8,848         $222,686         $ 50,665
                                             =========        =========        ========         ========         ========

   Cumulative Gap                            ($129,024)       ($169,813)      ($160,965)        $ 61,721         $112,386
                                             =========        =========       =========         ========         ========

Quarterly Results of Operations

         A summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 is presented in Table 15. Cumulative data for the same period is found in the consolidated statement of operations.

                                              Table 15
                                 Condensed Consolidated Statement
                                      of Quarterly Operations

(in thousands, except per share amounts)                                                       1995
(unaudited)                                                                           Quarter ended
                                          ---------------------------------------------------------
                                          March 31          June 30       Sept. 30          Dec. 31

Interest income                             $9,659          $10,224        $10,751          $10,969
Interest expense                             2,712            3,214          3,686            3,756
                                            ------          -------        -------          -------
Net interest income                          6,947            7,010          7,065            7,213
Provision (credit) for loan losses               -                -              -           (2,000)
                                            ------          -------        -------          -------
Net interest income after provision
  for loan losses                            6,947            7,010          7,065            9,213
                                            ------          -------        -------          -------
Noninterest income                           1,097            1,027          1,077            1,118
Noninterest expense                          5,796            5,739          5,313            6,247
                                            ------          -------        -------          -------
Income before income tax expense
   and  extraordinary  charge                2,248            2,298          2,829            4,084
Provision for income taxes                     814              831              8            1,492
Reversal of valuation allowance                  -                -              -                -
                                            ------          -------        -------          -------
Income before extraordinary charge           1,434            1,467          2,821            2,592
Extraordinary charge                             -                -              -                -
                                            ------          -------        -------          -------
Net income (loss)                           $1,434           $1,467         $2,821           $2,592
                                            ======           ======         ======           ======
EARNINGS PER SHARE:
Earnings before extraordinary charge         $0.19            $0.19          $0.37            $0.33
Extraordinary charge                             -                -              -                -
                                            ------          -------        -------          -------
Earnings per share - Primary                 $0.19            $0.19          $0.37            $0.33
                                             =====            =====          =====            =====
                   - Fully diluted           $0.19            $0.19          $0.36            $0.33
                                             =====            =====          =====            =====
Weighted average shares outstanding:
                   - Primary                 7,682            7,697          7,722            7,744
                                             =====            =====          =====            =====
                   - Fully diluted           7,900            7,904          7,919            7,920
                                             =====            =====          =====            =====

                                              Table 15
                                 Condensed Consolidated Statement
                               of Quarterly Operations -- Continued

(in thousands, except per share amounts)                                                     1994
(unaudited)                                                                         Quarter ended
                                            -----------------------------------------------------
                                            March 31        June 30       Sept. 30        Dec. 31

Interest income                               $9,550         $9,750         $9,616         $9,528
Interest expense                               2,635          2,594          2,410          2,583
                                              ------         ------         ------         ------
Net interest income                            6,915          7,156          7,206          6,945
Provision (credit) for loan losses                 -              -              -              -
                                              ------         ------         ------         ------
Net interest income after provision
  for loan losses                              6,915          7,156          7,206          6,945
                                              ------         ------         ------         ------
Noninterest income                             1,329          1,618          1,395          1,309
Noninterest expense                            6,646          7,040          6,487          5,974
                                              ------         ------         ------         ------
Income before income tax expense
   and  extraordinary  charge                  1,598          1,734          2,114          2,280
Provision for income taxes                         4              3              -              -
Reversal of valuation allowance                    -         (3,500)             -         (1,375)
                                              ------         ------         ------         ------
Income before extraordinary charge             1,594          5,231          2,114          3,655
Extraordinary charge                               -              -            (87)             -
                                              ------         ------         ------         ------
Net income (loss)                             $1,594         $5,231         $2,027         $3,655
                                              ======         ======         ======         ======
EARNINGS PER SHARE:
Earnings before extraordinary charge           $0.21          $0.69          $0.27          $0.48
Extraordinary charge                               -              -         (0.01)              -
                                              ------         ------         ------         ------
Earnings per share - Primary                   $0.21          $0.69          $0.26          $0.48
                                               =====          =====          =====          =====
                   - Fully diluted             $0.21          $0.66          $0.26          $0.47
                                               =====          =====          =====          =====
Weighted average shares outstanding:
                   - Primary                   8,096          7,593          7,666          7,649
                                               =====          =====          =====          =====
                   - Fully diluted             8,096          8,034          7,898          7,909
                                               =====          =====          =====          =====

            The  following   discussion   addresses   those   quarter-to-quarter
fluctuations determined by management to be material items requiring additional disclosure.

Provision for Loan Losses

          BMJ's continued improvement in asset quality resulted in a negative provision for loan losses for the year ended December 31, 1995 of $2.0 million compared to no provision in 1994. The negative provision of $2.0 million is a one-time non-recurring event recognized in the fourth quarter of 1995. This negative provision was driven by the continuing improvement in asset quality including reduced levels of nonperforming assets and net loan charge-offs. Specifically, since 1992, BMJ has adhered to a procedural discipline in determining both the necessary provision for loan losses to be taken from earnings and the adequacy of the allowance for loan losses. Based upon management's judgement and evaluation of this methodology, BMJ has recorded no quarterly provision for loan losses since the second quarter of 1993. As a result of BMJ's increasingly diversified loan mix, stabilized and improving regional economies, and the continuing adequacy of the reserve for loan losses, subsequent to the non-recurring negative provision, it is management's and the Board of Directors' judgement that the interest of BMJ's shareholders is best served by this immediate, one-time negative provision.

         Management also determined that the fourth quarter of 1995 was the appropriate period in which to record the negative provision for loan losses for the following reasons:

         o Trends in BMJ's criticized assets have stabilized over the last three quarters of 1995;

         o Recoveries on previously charged-off loans over the past eight quarters have been strong and, accordingly, charge-offs have not reduced the reserve for loan losses as originally anticipated;

         o All litigation associated with the loans reserved for during the period of 1991 through 1994 had essentially been settled by the third quarter of 1995; and

         o The adoption of FAS 114 during 1995 has increased the unallocated portion of the reserve because "substandard" loans which have been identified as impaired generally do not require specific reserves as a result of collateral which supports the recorded investment in the loan.

         Management has determined that as a result of the negative loan loss provision, quarterly provisions will be required during 1996 to maintain an adequate reserve for loan losses.

Income Tax Expense

         As a result of significant tax loss carryback refund claims previously filed by the Company, BMJ has been under examination by the Internal Revenue Service ("IRS") for the taxable years 1989 through 1993. During the third quarter of 1995, BMJ received the Revenue Agent's Report ("RAR") for the years under audit and has agreed to the examiner's findings. Although the agent's report and the related refund claims are subject to review by the Joint Committee on Taxation of the U.S. Congress, BMJ has evaluated its reserves for income taxes based on acceptance of the RAR. As a result of this review, income tax expense for the third quarter of 1995 was reduced by $1.0 million, representing the reversal of previously accrued income taxes. BMJ believes that the remaining income tax reserves are adequate to cover tax liabilities for all open years.

Common Stock

         BMJ's common stock is traded over-the-counter and quoted by the National Association of Securities Dealers through the NASDAQ National Market System. The NASDAQ symbol for BMJ's common stock is BMJF. During 1995, monthly trading volume averaged approximately 215,710 shares. As of December 31, 1995, there were 1,970 registered holders of BMJ's common stock.

         Table 16 presents the sale price range and dividends per share for the eight quarters ended December 31, 1995. These prices reflect actual transactions and do not include commissions.

                                    Table 16
                                  Common Stock
                                   Price Range

                                          Sale Price
                                     High              Low       Dividend
1994
First quarter                       $10.25           $ 8.00          -
Second quarter                       11.75             9.25          -
Third quarter                        13.00            11.00          -
Fourth quarter                       12.25             9.75          -

1995
First quarter                       $13.50           $10.75       $ .05
Second quarter                       13.625           12.25         .05
Third quarter                        16.75            13.00         .05
Fourth quarter                       16.375           13.75         .075

         As a result of BMJ's improved capital ratios and continued earnings progress, the payment of quarterly dividends to shareholders was resumed during 1995 at the level of $.05 per share. During the fourth quarter of 1995, BMJ announced a 50% increase in the amount of the quarterly cash dividend to $.075 per share. These shareholder dividends represent the first to be paid by BMJ since dividends were suspended in 1991.

         A dividend reinvestment and stock purchase plan is available for shareholders who wish to increase their holdings. Under the plan, quarterly dividends may be reinvested in BMJ common stock at a discount from market value of between 0% and 10% inclusive (as determined from time to time by BMJ's Board of Directors). In addition, optional cash investments of not less than $100 nor more than a specified amount per quarterly investment period (as determined by BMJ's Board of Directors from time to time) may be made in BMJ common stock at a discount from market value of between 0% and 10% inclusive without incurring any commission or fee. BMJ has reserved the right, however, to eliminate and/or reinstate the optional cash investment feature at any time, which shall be indicated to shareholders by written notice. At present, BMJ provides no discount on dividend reinvestments and optional cash investments. BMJ permits optional cash investments by a participating shareholder of up to $5,000 per calendar quarter per account.

         On January 22, 1996, BMJ announced a stock buy-back program for calendar year 1996. The program, approved by the Board of Directors, allows for the repurchase of up to five percent of BMJ stock at management's discretion, either on a privately negotiated basis or on the open market.

Recent Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board ("FASB") released FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 established guidelines for recognition of impairment losses related to long-lived assets and certain intangibles related to goodwill for both assets to be held and used as well as assets held for disposition. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. This standard becomes effective on January 1, 1996. BMJ has determined that adoption of FAS No. 121 will not have a material impact on its financial position or results of operations and, at this time, does not plan early adoption.

         In May 1995, the FASB released FAS No. 122, "Accounting for Mortgage Servicing Rights". FAS No. 122 requires recognition of mortgage servicing rights as separate assets, whether those rights are purchased or relate to loans originated for sale. This standard becomes effective on January 1, 1996. BMJ has determined that adoption of FAS No. 122 will not materially impact BMJ's financial position or results of operations and, at this time, does not plan early adoption.

         In  October  1995,  the FASB  released  FAS No.  123,  "Accounting  for
Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. FAS No. 123 establishes a fair value-based method of accounting for stock-based compensation plans which measures compensation cost as the value of the award at the grant date and recognizes such cost over the service period. Under Accounting Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to Employees," compensation cost as the excess of quoted market price at the grant date or other measurement date over the exercise price. FAS No. 123 allows for either method to be used; however, if a company elects to continue to account for stock-based compensation under APBO No. 25, pro forma disclosures of net income and earnings per share must be presented as if the fair value-based method had been adopted. BMJ has not determined which method will be used or the effect of adoption of FAS No. 123 and does not plan to elect early adoption of either the accounting or disclosure requirements.


Item 8.                    Financial Statements and Supplementary Data.

         See Financial Summary, attached hereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

         Pursuant to General Instruction G(3), the information required by Part III (Items 10, 11, 12 and 13) are incorporated by reference from BMJ's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of BMJ's fiscal year ended December 31, 1995.

                                     PART VI

Item 14.      Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)
1.       Financial Statements

         Independent Auditor's Report

         Consolidated Balance Sheet

         Consolidated Statement of Operations

         Consolidated Statement of Changes in Shareholders' Equity

         Consolidated Statement of Cash Flows

         Notes to Consolidated Financial Statements


2.       Financial Statement Schedules

         All Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements of the Notes thereto.


3.       Exhibits

         3(a) Certificate of Incorporation of B.M.J. Financial Corp., as amended, incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-2, previously filed with the Securities and Exchange Commission on December 23, 1992, File No. 33-56266.

         3(b) Bylaws of B.M.J. Financial Corp., as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987. previously filed with the Securities and Exchange Commission, File No. 0-13440.

         4(a) Form of Common Stock Certificate of B.M.J. Financial Corp., incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, previously filed with the Securities and Exchange Commission on September 4, 1984, File No. 2-93099.

         4(b) Form of Indenture between B.M.J. Financial Corp. and The Bank of Mid-Jersey, dated as of June 1, 1986, incorporated by reference to Exhibit 4.2(a) to the Registrant's Registration Statement on Form S-1, previously filed with the Securities and Exchange Commission on June 24, 1986, File No. 33-5264.

         4(c) Form of Indenture between B.M.J. Financial Corp. and The Bank of Mid-Jersey, dated as of June 1, 1990, incorporated by reference to Exhibit 4(b) to Amendment No. 2 to the Registrant's Registration Statement on Form S-2, previously filed with the Securities and Exchange Commission on February 9, 1993, File No. 33-56266.

         10(a) Lease for The Bank of Mid-Jersey Operations Center, incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984, previously filed with the Securities and Exchange Commission, File No. 2-87343.

         10(b) Lease for Mount Holly Executive Offices, incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, previously filed with the Securities and Exchange Commission, File No. 2-87343.

         10(c) Assignment of Lease, dated as of July 24, 1990, between B.M.J. Financial Corp. and Bank of Delaware Valley, incorporated by reference to Exhibit 10(c) to the Registrant's Registration Statement on Form S-2, previously filed with the Securities and Exchange Commission on December 23, 1992, File No. 33-56266.

         10(d) Lease, dated as of November 7, 1988, between the Nickerson Development Corporation and B.M.J. Financial Corp., incorporated by reference to Exhibit 10-4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 2- 87343.

         10(e) Certified resolutions of The Bank of Mid-Jersey describing guaranty of employment and severance pay in the event of a merger or sale of Mid-Jersey, incorporated by reference to
                  Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984, previously filed with the Securities and Exchange Commission, File No. 2-87343.


         10(f) Certified resolutions of B.M.J. Financial Corp. describing guaranty of employment and severance pay in the event of a merger or sale of BMJ, incorporated by reference to Exhibit
                  10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, previously filed with the Securities and Exchange Commission, File No. 2-87343.

         10(g) B.M.J. Financial Corp. Profit-Sharing and Deferred Savings Plan (as amended, 1987), incorporated by reference to Exhibit
                  10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 2-87343.

         10(h) B.M.J. Financial Corp. Pension Plan (as amended, 1989), incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 2-87343.

         10(i) B.M.J. Financial Corp. Executive Long-Term Incentive Plan, incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 0-13440.

         10(j) B.M.J. Financial Corp. Director Stock Option Plan incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 0-13440.

         10(k) Non-Qualified Option Agreement, dated as of June 15, 1992, between B.M.J. Financial Corp. and John H. Walther, incorporated by reference to Exhibit 10(k) to the Registrant's Registration Statement on Form S-2, previously filed with the Securities and Exchange Commission on December 23, 1992, File No. 33-56266.

         10(l) Written Agreement, dated as of December 24, 1991, between B.M.J. Financial Corp. and the Federal Reserve Bank of Philadelphia, incorporated by reference to Exhibit 28.2 to the Registrant's Report on Form 8-K, previously filed with the Securities and Exchange Commission on December 24, 1991, File No. 0-13440.

         10(m) Written Agreement, dated as of December 24, 1991, between The Bank of Mid- Jersey, the Federal Reserve Bank of Philadelphia, and the New Jersey State Commissioner of Banking, incorporated by reference to Exhibit 28.3 to the Registrant's Report on Form 8-K, previously filed with the Securities and Exchange Commission on December 24, 1991, File No. 0-13440.

         10(n) Facilities Management Data Processing Agreement, dated as of May 6, 1992, between B.M.J. Financial Corp. and Systematics Financial Services, Inc., incorporated by reference to Exhibit
                  28.2 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1992, previously filed with the Securities and Exchange Commission, File No. 0-13440.

         10(o) Amendment to the Memorandum of Understanding, dated as of January 11, 1989, between B.M.J. Financial Corp. and Robert H. Deacon, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, previously filed with the Securities and Exchange Commission, File No. 2-87343.

         10(p) Financial Advisory Agreement with Bear, Stearns & Co., Inc., incorporated by reference to Exhibit 10(r) to the Registrant's Registration Statement on Amendment No. 1 to Form S-2, previously filed with the Securities and Exchange Commission on January 25, 1993, File No. 33-56266.

         10(q) Agreement, dated February 17, 1993, between John H. Walther and B.M.J. Financial Corp., incorporated by reference to
                  Exhibit 10(u) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1993, File No. 0-13440.

         10(r) Agreement and Plan of Merger between Citizens Investments, Inc. and B.M.J. Financial Corp. joined in by Sun National Bank and Southern Ocean State Bank, dated as of February 3 , 1994, incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 1994, File No. 0-13440.

         10(s)    Short  Term  Incentive  Plan,  incorporated  by  reference  to
                  Exhibit 10 (s) to the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1995, File No. 0-13440.

         11       Statement Regarding Computation of Per Share Income (Loss).*/


         16 Letter regarding change in certifying accountant from KPMG Peat Marwick to B.M.J. Financial Corp. (March 24, 1993), incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 1993, as amended by Amendment No. 1 on Form 8, filed with the Securities and Exchange Commission on March 29, 1993, File No. 0-13440.

         22       Subsidiaries of the Registrant

                           Name                                        Jurisdiction of Organization
                  ------------------------------------------           ----------------------------
                  The Bank of Mid-Jersey                                   New Jersey
                  B.M.J. Leasing Co., Inc.                                 New Jersey
                      (subsidiary of The Bank of Mid-Jersey)
                  Hopkinson Corp.                                          New Jersey
                      (subsidiary of The Bank of Mid-Jersey)

         24.1     Consent of Coopers & Lybrand L.L.P..*/

         28(a) Form of Stipulation and Consent to the Issuance of an Order to Cease and Desist and Order to Cease and Desist in the Matter of Mount Holly State Bank, Mount Holly, New Jersey, incorporated by reference to Exhibit 28.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1992, previously filed with the Securities and Exchange Commission, File No. 0-13440.

         28(b) Form of B.M.J. Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 0-13440.

*/       Filed herewith.

(b)      Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    B.M.J. FINANCIAL CORP.



                                    By: /s/ Edwin W. Townsend
                                        ----------------------------------------
                                                     Edwin W. Townsend
                                                     Chairman of the Board


                                    Date: March 25, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                              Date
- ----------                          -----                              ----
/s/ Edwin W. Townsend               Chairman of the Board              March 25, 1996
Edwin W. Townsend


/s/ E. Jack Elias                   President and                      March 25, 1996
 E. Jack Elias                      Chief Executive Officer


/s/ Joseph M. Reardon               Chief Financial Officer            March 25, 1996
Joseph M. Reardon                   (Principal Financial and
                                    Accounting Officer)

/s/ Thomas P. Butz                  Director                           March 25, 1996
Thomas P. Butz


/s/ Harry R. Disbrow                Director                           March 25, 1996
Harry R. Disbrow


/s/ Frank N. Elliott                Director                           March 25, 1996
Frank N. Elliott


/s/ William C. Gray                 Director                           March 25, 1996
William C. Gray


/s/ Peter A. Inverso                Director                           March 25, 1996
Peter A. Inverso


/s/ Richard M. Kohn                 Director                           March 25, 1996
Richard M. Kohn


/s/ Frank M. Monaghan               Director                           March 25, 1996
Frank M. Monaghan


/s/ Robert B. Murray                Director                           March 25, 1996
Robert B. Murray


/s/ Jerome H. Walther               Director                           March 25, 1996
Jerome H. Walther

                         Independent Accountant's Report




The Board of Directors and Shareholders
of B.M.J. Financial Corp.:



We have audited the accompanying consolidated balance sheets of B.M.J. Financial Corp. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.M.J. Financial Corp. and subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 and Note 13 of notes to consolidated financial statements, the Company changed its method of accounting for loan loss reserves effective January 1, 1995, changed its method of accounting for securities effective January 1, 1994 and changed its method of accounting for income taxes effective January 1, 1993.

/s/Coopers & Lybrand L.L.P.

New York, New York
January 22, 1996

                         B.M.J. Financial Corp. and Subsidiaries
                               Consolidated Balance Sheet

(in thousands except share data)                                            December 31,
                                                              --------------------------
                                                              1995             1994
                                         Assets
- ----------------------------------------------------------------------------------------
Cash and cash equivalents:
  Cash and due from banks ............................        $  19,905        $  21,725
  Money market investments ...........................            5,664           23,054
                                                              ---------        ---------
     Total cash and cash equivalents .................           25,569           44,779

Securities available for sale (amortized cost of
     $64,025 in 1995 and $3,006 in 1994) .............           64,608            2,911

Securities held to maturity (fair value of $83,001
      in 1995 and $113,095 in 1994) ..................           82,515          118,984

Loans, net of unearned income and less reserve for
      loan losses of $10,099 (1995) and $12,485 (1994)          389,265          344,930

Premises and equipment, net ..........................            6,060            5,598
Other real estate, net ...............................            1,686            4,279
Other assets .........................................           19,007           16,951
                                                              ---------        ---------
     Total assets ....................................        $ 588,710        $ 538,432
                                                              =========        =========

See notes to consolidated financial statements.

                         B.M.J. Financial Corp. and Subsidiaries
                         Consolidated Balance Sheet -- Continued

(in thousands except share data)                                            December 31,
                                                              --------------------------
                                                              1995             1994

                          Liabilities and Shareholders' Equity
- ----------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Demand deposits (noninterest-bearing) ............        $  81,156        $  78,446
    Savings and interest checking ....................          255,487          271,209
    Certificates of deposit of $100,000 or more ......           13,874            4,483
    Other time deposits ..............................          134,494          109,436
                                                              ---------        ---------
       Total deposits ................................          485,011          463,574
                                                              ---------        ---------
  Securities sold under agreements to repurchase .....           12,569            8,857
  Federal funds purchased and other borrowed funds ...            7,400             --
  Other liabilities ..................................            9,422            4,955
  Capital notes and long term debt ...................            8,686            2,700
                                                              ---------        ---------
       Total liabilities .............................          523,088          480,086
                                                              ---------        ---------
  Commitments and contingencies

Shareholders' equity:
  Common stock, par value $1 per share ...............
   Authorized 25,000,000 shares;
   issued and outstanding 7,614,281 shares in 1995
   and 7,597,513 shares in 1994 ......................            7,614            7,597
  Surplus ............................................           36,520           36,311
  Retained earnings ..................................           21,104           14,501
  Unrealized gains (losses) on securities available
   for sale, net of tax ..............................              384              (63)
                                                              ---------        ---------
     Total shareholders' equity ......................           65,622           58,346
                                                              ---------        ---------
     Total liabilities and shareholders' equity ......        $ 588,710        $ 538,432
                                                              =========        =========

See notes to consolidated financial statements.

                                  B.M.J. Financial Corp. and Subsidiaries
                                   Consolidated Statement of Operations

(in thousands except per share amounts)
                                                                                   Year ended December 31,
                                                                ------------------------------------------
                                                                  1995             1994             1993
- ----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans .............................        $ 33,368         $ 30,109         $ 33,097
Interest on money market investments:
    Time deposits with other banks .....................              48              527              255
    Interest bearing deposits with other banks .........              27               72               19
    Federal funds sold and repurchase agreements .......             358              397              507
    Other short term investments .......................             325            1,010             --
Interest on securities available for sale:
    U.S. Treasury securities ...........................             177              376            3,148
    U.S. government agencies and corporations ..........             815               75            1,530
    States and political subdivisions (tax-exempt) .....             269                5              235
    Other securities ...................................            --                  4               93
Interest on securities held to maturity:
    U.S. Treasury securities ...........................             976            1,224              529
    U.S. government agencies and corporations ..........           4,914            4,382            1,852
    States and political subdivisions (tax-exempt) .....             221              215              107
    Other securities ...................................             105               48               17
                                                                --------         --------         --------
          Total interest income ........................          41,603           38,444           41,389
                                                                --------         --------         --------
INTEREST EXPENSE
Savings and interest checking deposits .................           5,747            5,636            7,324
Certificates of deposit of $100,000 or more ............             510              194              380
Other time deposits ....................................           6,105            3,907            5,355
Other debt .............................................           1,006              485              481
                                                                --------         --------         --------
          Total interest expense .......................          13,368           10,222           13,540
                                                                --------         --------         --------
Net interest income ....................................          28,235           28,222           27,849
Provision (credit) for loan losses .....................          (2,000)            --                840
                                                                --------         --------         --------
          Net interest income after provision
              for loan losses ..........................          30,235           28,222           27,009
                                                                --------         --------         --------
NONINTEREST INCOME
Service charges, commissions, and fees .................           3,861            5,175            4,955
Securities gains .......................................            --               --                690
Gain on sale of bank subsidiary ........................            --               --                756
Trust income ...........................................             458              476              298
                                                                --------         --------         --------
          Total noninterest income .....................           4,319            5,651            6,699
                                                                --------         --------         --------

                                  B.M.J. Financial Corp. and Subsidiaries
                             Consolidated Statement of Operations -- Continued

(in thousands except per share amounts)
                                                                                   Year ended December 31,
                                                                ------------------------------------------
                                                                  1995             1994             1993
- ----------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Salaries and employee benefits .........................           9,636           10,688           13,343
Net occupancy ..........................................           2,850            3,222            3,726
Other real estate expense ..............................             641            1,525            3,899
Other ..................................................           9,968           10,712           12,070
                                                                --------         --------         --------
          Total noninterest expense ....................          23,095           26,147           33,038
                                                                --------         --------         --------
Income before income tax expense,
     extraordinary charge and cumulative
     effect of change in accounting principle ..........          11,459            7,726              670
Income tax expense:
   Provision for income taxes ..........................           3,145                7               60
   Reversal of valuation allowance .....................            --             (4,875)            --
                                                                --------         --------         --------
Income before extraordinary charge and
    cumulative effect of change in accounting principle            8,314           12,594              610
Extraordinary charge - early redemption of
    convertible notes ..................................            --                (87)
Cumulative effect of change in accounting principle ....            --               --             (1,500)
                                                                --------         --------         --------
NET INCOME (LOSS) ......................................        $  8,314         $ 12,507         ($   890)
                                                                ========         ========         ========

PER SHARE
Income before extraordinary charge and
     cumulative effect of change in accounting principle        $   1.08         $   1.65         $   0.09
Extraordinary charge ...................................            --              (0.01)            --
Cumulative effect of change in accounting principle ....            --               --              (0.22)
                                                                --------         --------         --------
INCOME (LOSS) PER SHARE             - Primary ..........        $   1.08         $   1.64         ($  0.13)
                                                                ========         ========         ========
                                    - Fully diluted ....        $   1.07         $   1.60         ($  0.13)
                                                                ========         ========         ========
Weighted average shares outstanding - Primary ..........           7,711            7,618            6,920
                                                                   =====            =====            =====
                                    - Fully diluted ....           7,910            7,884            6,920
                                                                   =====            =====            =====


See notes to consolidated financial statements.

                                               B.M.J. Financial Corp. and Subsidiaries
                                                  Consolidated Statement of Changes
                                                       in Shareholders' Equity

(in thousands except outstanding  shares)
                                                                                                         Unrealized
                                                                                                       Gain (loss) on
                                           Outstanding         Common                      Retained      Investment            Total
                                                Shares          Stock        Surplus       Earnings      Securities,   Shareholders'
                                                                                                         Net of Tax           Equity

Balance December 31, 1992 .............      4,360,826      $   4,361      $  25,255      $   2,884            --         $  32,500
                                             ---------      ---------      ---------      ---------                       ---------


Net loss ..............................           --             --             --             (890)           --              (890)
Stock issued ..........................      3,190,424          3,190         10,598           --              --            13,788
                                             ---------      ---------      ---------      ---------       ---------       ---------

Net change ............................      3,190,424          3,190         10,598           (890)           --            12,898
                                             ---------      ---------      ---------      ---------       ---------       ---------

Balance December 31, 1993 .............      7,551,250          7,551         35,853          1,994            --            45,398
                                             ---------      ---------      ---------      ---------       ---------       ---------


Net income ............................           --             --             --           12,507            --            12,507
Unrealized loss on investment
      securities, net of tax ..........           --             --             --             --               (63)            (63)
Stock issued ..........................         46,263             46            458           --              --               504
                                             ---------      ---------      ---------      ---------       ---------       ---------

Net change ............................         46,263             46            458         12,507             (63)         12,948
                                             ---------      ---------      ---------      ---------       ---------       ---------

Balance December 31, 1994 .............      7,597,513          7,597         36,311         14,501             (63)         58,346
                                             ---------      ---------      ---------      ---------       ---------       ---------


Net income ............................           --             --             --            8,314            --             8,314
Unrealized gain on investment
      securities, net of tax ..........           --             --             --             --               447             447
Stock issued ..........................         16,768             17            209           --              --               226
Cash dividends ........................           --             --             --           (1,711)           --            (1,711)
                                             ---------      ---------      ---------      ---------       ---------       ---------

Net change ............................         16,768             17            209          6,603             447           7,276
                                             ---------      ---------      ---------      ---------       ---------       ---------

Balance December 31, 1995 .............      7,614,281      $   7,614      $  36,520      $  21,104       $     384       $  65,622
                                             =========      =========      =========      =========       =========       =========

See notes to consolidated financial statements.

                                       B.M.J. Financial Corp. and Subsidiaries
                                        Consolidated Statement of Cash Flows

(in thousands)                                                                               Year ended December 31,
                                                                       ---------------------------------------------
                                                                          1995              1994              1993
- --------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss) ...........................................        $   8,314         $  12,507         ($    890)
  Adjustments to reconcile net income (loss) to net cash
         from operating activities:
    Depreciation of premises and equipment ....................              773               910             1,020
    Provision (credit) for loan losses ........................           (2,000)             --                 878
    Amortization of intangibles ...............................              115               468               497
    Net accretion of securities available for sale ............              (40)             (216)           (1,748)
    Net amortization (accretion) of securities held to maturity               47               (54)             (341)
    Provision for other real estate ...........................              150               863             1,740
    Net (increase) decrease in other real estate owned ........              290            (2,816)           (4,645)
    (Gain) loss on sale of property and equipment .............             --                --                  (2)
    Gain on sale of loans .....................................             --                 (69)             --
    Gain on sale of securities available for sale .............             --                --                (690)
    Increase (decrease) in other assets .......................           (2,402)           (6,691)            2,371
    Increase (decrease) in other liabilities ..................            4,467              (651)             (815)
                                                                       ---------         ---------         ---------
                                                                           1,400            (8,256)           (1,735)
                                                                       ---------         ---------         ---------
Net cash provided by operating activities .....................            9,714             4,251            (2,625)
                                                                       ---------         ---------         ---------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale ......           23,109                50            75,196
    Proceeds from maturities of securities available for sale .            6,327            25,881           308,562
    Purchase of securities available for sale .................          (67,306)           (2,749)         (316,798)
    Proceeds from maturities of securities held to maturity ...           17,258            68,025            18,136
    Purchase of securities held to maturity ...................           (3,945)          (71,854)          (76,922)
    Net (increase) decrease in loans ..........................          (45,217)          (16,824)           26,627
    Proceeds from sale of bank subsidiary and branch ..........             --               6,846              --
    Proceeds from sale of loans ...............................             --               5,033              --
    Proceeds from sale of other real estate ...................            5,035             8,543             7,487
    Proceeds from sale of property and equipment ..............             --                --                  59
    Property and equipment expenditures .......................           (1,235)             (537)             (342)
                                                                       ---------         ---------         ---------
Net cash provided by (used in) investing activities ...........          (65,974)           22,414            42,005
                                                                       ---------         ---------         ---------

See notes to consolidated financial statements.

                                       B.M.J. Financial Corp. and Subsidiaries
                                   Consolidated Statement of Cash Flows, continued

(in thousands)                                                                               Year ended December 31,
                                                                       ---------------------------------------------
                                                                          1995              1994              1993
- --------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits, savings
     and interest checking accounts ...........................          (13,012)          (43,918)              914
  Net increase (decrease) in certificates of deposit ..........           34,449               483           (40,082)
  Net increase in other borrowed funds ........................            7,400              --                --
  Repayments of capital notes .................................              (10)           (1,609)              (67)
  Dividends paid ..............................................           (1,711)             --                --
  Net increase (decrease) in securities sold under
     agreements to repurchase .................................            3,712             6,907            (1,101)
  Proceeds from issuance of debt ..............................            5,996              --                --
  Proceeds from issuance of stock .............................              226              --              13,788
                                                                       ---------         ---------         ---------
Net cash provided by (used in) financing activities ...........           37,050           (38,137)          (26,548)
                                                                       ---------         ---------         ---------

Net change in cash and cash equivalents .......................          (19,210)          (11,472)           12,832
Cash and cash equivalents at beginning of year ................           44,779            56,251            43,419
                                                                       ---------         ---------         ---------

Cash and cash equivalents at end of year ......................        $  25,569         $  44,779         $  56,251
                                                                       =========         =========         =========
Cash paid during the year for:
  Interest ....................................................        $  12,693         $  10,192         $  14,132
                                                                       =========         =========         =========
  Income taxes ................................................        $   1,436         $   1,225              --
                                                                       =========         =========         =========
Noncash investing activities:
  Transfer of loans to other real estate, net .................        $   2,882         $   1,984         $     325
                                                                       =========         =========         =========
  Transfer of securities available for sale to securities held
     to maturity ..............................................             --           $  28,237              --
                                                                       =========         =========         =========
  Transfer of securities held to maturity to available for sale        $  23,109              --                --
                                                                       =========         =========         =========
  Transfer of investment securities available for sale
     prior to adoption of FAS 115 .............................             --                --           $  54,666
                                                                       =========         =========         =========
  Transfer of insubstance foreclosures to loans
     upon adoption of  FAS 114 ................................        $   2,935         $   5,327         $  11,217
                                                                       =========         =========         =========
  Sale of bank subsidiary and branch:
     Assets ...................................................             --           $  66,557              --
                                                                       =========         =========         =========
     Liabilities ..............................................             --           $  62,826              --
                                                                       =========         =========         =========
Noncash financing activity:
  Redemption of capital notes through issuance of stock .......             --           $     504              --
                                                                       =========         =========         =========

See notes to consolidated financial statements.

                     B.M.J. Financial Corp. and Subsidiaries

                                    Notes to
                        Consolidated Financial Statements

                                       1.
                   Summary of Significant Accounting Policies

         The accounting policies of B.M.J. Financial Corp. ("BMJ") and its wholly-owned subsidiary, The Bank of Mid-Jersey ("Mid-Jersey"), conform with generally accepted accounting principles and prevailing practices within the banking industry. Unless the context otherwise indicates, the term "BMJ" as used herein refers to the consolidated B.M.J. Financial Corp. and The Bank of Mid-Jersey entity.

BUSINESS BMJ provides a full range of banking services to individual and corporate customers through its subsidiary bank in New Jersey. The Bank of Mid-Jersey is subject to competition from other financial institutions. In addition, BMJ is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS FOR FINANCIAL STATEMENT PRESENTATION The consolidated financial statements include the accounts of BMJ and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
         Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for loan losses, the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of the deferred tax asset. In connection with the determination of the reserves for loan losses and other real estate, management periodically obtains independent appraisals for significant properties.
         Management believes that the reserves for losses on loans and other real estate are adequate in relation to the risks and uncertainties inherent in those portfolios. While management uses available information to determine the appropriate recognition of losses on loans and other real estate, future additions to the reserves may be necessary based on, among other things, changes in economic conditions, particularly in New Jersey, and the changing circumstances of the borrowers. In addition, various regulatory agencies, as an integral part of their examinations, periodically review BMJ's reserves for loan losses. Such agencies may request BMJ to consider recognizing additions to the reserves based on the regulators' judgements about information available to them at the time of their examination.

RECLASSIFICATIONS Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the 1995 presentation.
         Effective January 1, 1995 and for all prior periods presented, BMJ reclassified insubstance foreclosures ("ISFs") from other real estate ("ORE") to loans. Charges to other real estate expense to cover writedowns and charge-offs on ISFs have been reclassified to the provision for loan losses. Such reclassifications were done to reflect a change in accounting principle;
however, there was no effect on previously recorded net income (see "Income Recognition on Impaired and Nonaccrual Loans").

CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash on hand, amounts due from banks, and money market investments with an original maturity of three months or less.

        SECURITIES On January 1, 1994, BMJ adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In accordance with FAS 115, investments are classified into three categories: (1) held to maturity securities, which are reported at amortized cost (debt securities only); (2) trading securities, which are reported at fair value with unrealized gains and losses included in earnings; and (3) available for sale securities, which are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity net of taxes and excluded from earnings. BMJ currently has no securities classified as trading securities.
         Securities classified as available for sale may be sold prior to their contractual maturity in response to changing market and interest rate conditions or as part of an overall asset/liability strategy. These securities are carried at their fair value with unrealized gains and losses carried, net of tax, as adjustments to shareholders' equity. Gains and losses on disposition are included in earnings using the specific identification method.
         Securities held to maturity are comprised of securities that BMJ has the positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premium or accretion of discount. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Unrealized losses due to fluctuations in fair value are recognized as security losses when a decline in value is assessed as being other than temporary.

LOANS Loans are reported at their principal outstanding balance net of charge-offs, deferred loan fees and costs on originated loans, and unearned income. Interest income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as adjustments of the loans' yields.

RESERVE FOR LOAN LOSSES On January 1, 1995, BMJ adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosure". FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired, based on current information and events, if it is probable that BMJ will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the loan's historical effective interest rate except that all collateral- dependent loans are measured for impairment based on the fair value of the collateral.
         The adequacy of the reserve for loan losses is periodically evaluated by BMJ in order to maintain the reserve at a level that is sufficient to absorb probable loan losses. Management's evaluation of the adequacy of the reserve is based on a review of BMJ's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.
         The reserve for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the reserve due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.
         When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the reserve and subsequent recoveries, if any, are credited to the reserve.

INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS Loans, including impaired loans, are generally reported as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans, with the exception of partially charged off loans or loans with any portion classified as doubtful, may be placed back on accrual status when they become current as to both principal and interest and when concern as to future collectibility in full no longer exists. The remaining recorded balance of a partially charged off loan, however, may be returned to accrual status if the entire contractual loan balance, together with all unpaid contractual interest, is determined to be fully collectible. While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the reserve for loan losses until prior charge-offs have been fully recovered.

PREMISES  AND  EQUIPMENT   Premises  and  equipment  are  stated  at  cost  less
accumulated depreciation. Depreciation is computed using the straight line method. Estimated useful lives range up to 40 years for buildings and 3 - 10 years for furniture and equipment.

OTHER REAL ESTATE Other real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure is carried at the lower of the recorded investment in the loan or the fair value less estimated costs of disposal. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the reserve for loan losses. A reserve for other real estate has been established to provide for subsequent write-downs that may be required to the carrying value of the property or losses on the sales of properties. The reserve is established through charges to other real estate expense. Operating results of other real estate owned, including rental income and operating expenses, are recorded in other real estate expense. Gains and losses realized from the sales of other real estate are included in noninterest income. Specific dates of disposal cannot realistically be projected without the existence of firm contracts for sale. At this time contracts for sale exist on certain foreclosed assets representing an insignificant portion of the carrying value on the balance sheet.
         In prior years, BMJ classified certain loans meeting the insubstance foreclosure criteria as other real estate. Upon the adoption of FAS 114, BMJ reclassified insubstance foreclosed assets that were not in its possession to loans. Prior periods have been reclassified for comparative purposes.

INTANGIBLE ASSETS The portion of the cost allocated to values associated with the future earnings potential of acquired deposits and the excess of cost over fair value of net assets acquired resulting from bank and branch acquisitions is being amortized on a straight line basis over the estimated useful lives of the assets, which lives range from three to 40 years.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS In the ordinary course of business, BMJ has entered into off-balance sheet financial instruments including commitments to extend credit, and standby and commercial letters of credit. Amounts due or payable on such instruments are recorded on the balance sheet.

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

INCOME PER SHARE Income per share is based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of the convertible subordinated capital notes (see Note 8) and stock options (see Note 10).



                                       2.
                             Divestitures and Merger

         Effective June 24, 1994, having received the required regulatory and shareholder approvals, BMJ completed the merger of its Mount Holly State Bank subsidiary into its lead bank subsidiary, The Bank of Mid- Jersey. This merger was consistent with the corporate-wide restructuring program initiated in 1993, with the objectives being to increase operating efficiency and enhance the level of service provided to customers.

         On July 29, 1994, BMJ completed the sale of its Southern Ocean State Bank subsidiary located in Tuckerton, New Jersey to Sun National Bank of Medford, New Jersey for a total consideration of $6.8 million in cash. At June 30, 1994, Southern Ocean State Bank had total assets of $69.1 million and had net income of $591 thousand for the six-month period ended June 30, 1994.


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

                                       3.
                         Securities Available for Sale

The amortized cost and estimated fair values of securities available for sale are as follows:

                                                                                Gross             Gross             Estimated
    (in thousands)                                          Amortized        Unrealized         Unrealized             Fair
                                                              Cost              Gains             Losses              Value
- -----------------------------------------------------------------------------------------------------------------------------
    December 31, 1995
    U.S. Treasury securities                                 $5,005                $8              ($3)              $5,010
    U.S. government agencies and corporations                47,050               579               (7)              47,622
    States and political subdivisions                        11,970                 7               (1)              11,976
    Other securities                                              -                 -                 -                   -
                                                            -------              ----             ----              -------
                 Total                                      $64,025              $594             ($11)             $64,608
                                                            =======              ====             ====              =======

    December 31, 1994
    U.S. Treasury securities                                 $3,006              $  -             ($95)              $2,911
    U.S. government agencies and corporations                     -                 -                 -                   -
    States and political subdivisions                             -                 -                 -                   -
    Other securities                                              -                 -                 -                   -
                                                            -------              ----             ----              -------
                 Total                                       $3,006              $  -             ($95)              $2,911
                                                            =======              ====             ====              =======

    December 31, 1993
    U.S. Treasury securities                                $33,550               $24             ($25)             $33,549
    U.S. government agencies and corporations                18,821                 1              (17)              18,805
    States and political subdivisions                         1,241                16                 -               1,257
    Other securities                                            597                 1                 -                 598
                                                            -------              ----             ----              -------
                 Total                                      $54,209               $42             ($42)             $54,209
                                                            =======              ====             ====              =======

         There were gross gains of $119,822 and gross losses of $120,042 realized on sales from the securities available for sale portfolio during 1995. Proceeds from sales of securities available for sale for the years ended
December  31, 1995,  1994 and 1993 were  $23,108,876,  $50,000 and  $75,196,000, respectively. There were no gross gains or gross losses realized on sales from the securities available for sale portfolio during 1994. Gross gains of $744,000 and gross losses of $54,000 were recognized for 1993 sales.

         At December 31, 1995, $384 thousand of unrealized gains, net of tax, in the securities available for sale portfolio are included as a separate component of shareholders' equity.

         The amortized cost and estimated fair value of securities available for sale at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

    (in thousands)
                                                             December 31, 1995
                                                          ------------------------
                                                          Amortized     Estimated
                                                             Cost       Fair Value
                                                          ---------     ----------
Due in one year or less ............................       $16,868       $16,880
Due after one year through five years ..............        24,888        25,047
Due after five years through ten years .............        19,969        20,380
Due after ten years ................................         2,300         2,301
                                                           -------       -------
                Total ..............................       $64,025       $64,608
                                                           =======       =======

         The amortized cost of securities available for sale pledged to secure public deposits and for other purposes as required by law were $4,001,000, $1,455,000 and $8,570,000 at December 31, 1995, 1994 and 1993, respectively.
There are no significant concentrations of investments (greater than 10% of shareholders' equity) in any individual security issuer at December 31, 1995.

                                       4.
                           Securities Held to Maturity

         The amortized cost and estimated fair values of securities held to maturity are as follows:

(in thousands)                                                  Gross          Gross          Estimated
                                                Amortized     Unrealized     Unrealized         Fair
                                                  Cost           Gains         Losses           Value
                                                --------       --------       --------        --------
December 31, 1995
U.S. Treasury securities ................       $  5,110       $    145       $   --          $  5,255
U.S. government agencies and corporations         72,858            637           (404)         73,091
States and political subdivisions .......          2,177            108           --             2,285
Other securities ........................          2,370           --             --             2,370
                                                --------       --------       --------        --------
      Total .............................       $ 82,515       $    890       ($   404)       $ 83,001
                                                ========       ========       ========        ========

December 31, 1994
U.S. Treasury securities ................       $ 25,308       $   --         ($   616)       $ 24,692
U.S. government agencies and corporations         89,815           --           (5,271)         84,544
States and political subdivisions .......          3,080              7             (9)          3,078
Other securities ........................            781           --             --               781
                                                --------       --------       --------        --------
      Total .............................       $118,984       $      7       ($ 5,896)       $113,095
                                                ========       ========       ========        ========

December 31, 1993
U.S. Treasury securities ................       $ 18,984       $     29       $   --          $ 19,013
U.S. government agencies and corporations         90,283             84           (180)         90,187
States and political subdivisions .......          3,970            160           --             4,130
Other securities ........................            556           --             --               556
                                                --------       --------       --------        --------
      Total .............................       $113,793       $    273       ($   180)       $113,886
                                                ========       ========       ========        ========

         There were no sales from the securities held to maturity portfolio during 1995. The amortized cost of securities transferred from the held to maturity portfolio to the available for sale portfolio for the year ended December 31, 1995 was $23,109,444 which included gross unrealized gains of $119,822 and gross unrealized losses of $120,042 at the time of transfer. All transfers from the held to maturity portfolio were performed in accordance with the one-time reassessment of the held to maturity portfolio as permitted by the Financial Accounting Standards Board special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

         The amortized cost and estimated fair value of securities held to maturity at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               December 31, 1995
                                                         -----------------------
                                                                       Estimated
                                                          Amortized       Fair
(in thousands)                                              Cost          Value
                                                           -------       -------
Due in one year or less ............................       $   276       $   276
Due after one year through five years ..............        76,531        76,940
Due after five years through ten years .............         3,338         3,415
Due after ten years ................................         2,370         2,370
                                                           -------       -------
      Total ........................................       $82,515       $83,001
                                                           =======       =======

         The amortized cost of securities held to maturity pledged to secure public deposits and for other purposes as required by law were $35,993,000, $42,156,000 and $30,903,000 at December 31, 1995, 1994 and 1993, respectively.
There are no significant concentrations of investments (greater than 10% of shareholders' equity) in any individual security issuer at December 31, 1995.

                                       5.
                     Loans, Reserves for Losses on Loans and
                   Other Real Estate and Nonperforming Assets

         The following table provides comparative year-end composition of the loan portfolio:

(in thousands)                                                                       December 31,
                                                                        -------------------------
                                                                            1995             1994

Commercial, financial and agricultural                                  $ 24,869         $ 22,822
Real estate - mortgage                                                   295,535          275,813
Real estate - construction                                                32,439           28,420
Consumer                                                                  46,521           30,360
                                                                        --------         --------
         Total loans (net of unearned income of
              $13 and $15)                                              $399,364         $357,415
                                                                        ========         ========

         Changes in the reserve for loan losses were as follows:

(in thousands)                                                           Year ended December 31,
                                                     -------------------------------------------
                                                        1995                1994            1993
Reserve at beginning of year                          $12,485            $14,423         $20,267
Charge-offs:
  Commercial, financial
       and agricultural                                   (16)             (481)          (3,546)
  Real estate - mortgage                               (1,002)           (2,529)          (3,564)
  Real estate - construction                             (634)              (16)            (851)
  Consumer                                               (436)             (123)            (124)
                                                      -------            -------         -------
         Total charge-offs                             (2,088)           (3,149)          (8,085)
                                                      -------            -------         -------
Recoveries:
  Commercial, financial
       and agricultural                                   371               687              698
  Real estate - mortgage                                1,142               676              438
  Real estate - construction                               94               147              146
  Consumer                                                 95               116              119
                                                      -------            -------         -------
         Total recoveries                               1,702             1,626            1,401
                                                      -------            -------         -------
Net charge-offs                                          (386)           (1,523)         ( 6,684)
Provision charged (credited) to operations             (2,000)                -              840
Sale of bank subsidiary                                     -              (415)               -
                                                      -------            -------         -------
Reserve at end of year                                $10,099           $12,485          $14,423
                                                      =======           =======          =======

         BMJ recorded a negative provision for loan losses of $2.0 million in 1995. No provision for loan losses was recorded in 1994 and a provision of $840 thousand was recorded in 1993.

         The negative provision of $2.0 million recorded in 1995 was driven by the continuing improvements of BMJ's asset quality, including reduced levels of nonperforming assets and net loan charge-offs. Specifically, since December 31, 1992, nonperforming loans have declined from $31.4 million to $6.0 million at December 31, 1995, and net charge-offs declined from $6.7 million during 1993 to $1.5 million during 1994 and $386 thousand during 1995. In addition, BMJ has adhered to a procedural discipline in determining both the necessary provision for loan losses to be taken from earnings and the adequacy of the allowance for loan losses. Based upon management's judgement and evaluation of this methodology, BMJ has recorded no quarterly provision for loan losses since the second quarter of 1993. As a result of BMJ's increasingly diversified loan mix, stabilized and improving regional economies, and the continuing adequacy of the reserve for loan losses subsequent to the non-recurring negative provision, it was management's and the Board of Director's judgement that the interest of BMJ's shareholders was best served by this immediate, one-time negative provision.

         At December 31, 1995, BMJ's recorded investment in loans for which impairment has been recognized in accordance with FAS 114 amounted to $7.3 million. The reserve for loan losses at December 31, 1995 includes reserves of $1.2 million applicable to such impaired loans. All of these loans were valued using the fair value of collateral method. Based on this method, was allocated against all of the impaired loans. The remaining reserve for loan losses, totalling $8.9 million at December 31, 1995, is available to absorb losses in BMJ's entire loan portfolio. During 1995, the average recorded investment in impaired loans was approximately $7.1 million. Interest income recognized on total impaired loans during 1995 was approximately $447 thousand.

         Nonaccrual loans, which generally includes all impaired loans, are comprised principally of loans where doubt exists as to the ability of the borrower to comply with the repayment terms. Loans 90 days past due or greater are those loans which are still accruing interest at previously negotiated rates yet are contractually delinquent as to principal or interest. Restructured loans are those whose contractual interest rates have been reduced to below current market rates or other concessions made due to borrowers' financial difficulties. Interest on these loans is subject to the nonaccrual policy.

         Interest recognized as income during 1995 on nonaccrual loans totaled $75 thousand, compared to $384 thousand in 1994 and $38 thousand in 1993. Additional income before taxes amounting to approximately $643 thousand for 1995, $845 thousand in 1994 and $1.4 million in 1993 would have been recognized if interest on all such loans had been recorded based upon original terms.

         The following table sets forth information concerning other real estate owned reserve activity for the periods indicated:

                                                                          Year ended December 31,
                                                          ---------------------------------------
(in thousands)                                            1995              1994            1993
Reserve at beginning of period                            $958            $2,614           $2,866
Provision charged to operations                            150               863            1,740
Losses and other write-downs                              (831)           (2,519)          (1,992)
                                                          ----            ------           ------
Reserve at end of period                                  $277            $  958           $2,614
                                                          ====            ======           ======

         Nonperforming assets were as follows:

                                                                                     December 31,
                                                                         ------------------------
(in thousands)                                                              1995             1994
Nonperforming loans                                                       $6,041          $ 9,968
Other real estate, net                                                     1,686            4,279
                                                                          ------          -------
Total nonperforming assets                                                $7,727          $14,247
                                                                          ======          =======

         Nonperforming loans were as follows:

                                                                                     December 31,
                                                                         ------------------------
(in thousands)                                                              1995             1994
Nonaccrual loans:
  Commercial, financial and agricultural                                  $  184           $  159
  Real estate - mortgage                                                   3,145            7,578
  Real estate - construction                                               2,712              967
                                                                          ------           ------
      Total                                                                6,041            8,704
                                                                          ------           ------
Loans 90 days or more past due and still accruing:
  Commercial, financial and agricultural                                       -              151
  Real estate - mortgage                                                       -            1,109
  Consumer                                                                     -                4
                                                                          ------           ------
      Total                                                                    -            1,264
                                                                          ------           ------
Total nonperforming loans                                                 $6,041           $9,968
                                                                          ======           ======

Nonperforming loans as a percentage of total loans were 1.5% at December 31, 1995 and 2.81% at December 31, 1994.

                                       6.
                             Premises and Equipment

         The  following  table  presents   comparative  data  for  premises  and
equipment:

         (in thousands)                                             December 31,
                                                         -----------------------
                                                            1995            1994
Land ...........................................         $   955         $   955
Bank premises ..................................           6,082           5,945
Furniture and equipment ........................           6,745           9,238
                                                         -------         -------
     Total .....................................          13,782          16,138

Less accumulated depreciation ..................           7,722          10,540
                                                         -------         -------
     Net book value ............................         $ 6,060         $ 5,598
                                                         =======         =======

         Depreciation expense was $.8 million, $.9 million and $1.0 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                                       7.
                              Short Term Borrowings

         The following table presents comparative data relating to short-term borrowings of BMJ for the years ending December 31, 1995, 1994 and 1993.

(in thousands)                                                                              Year ended December 31,
                                                                         ------------------------------------------
                                                                            1995             1994              1993
Federal funds purchased, securities sold under
agreements to repurchase and other borrowed funds:
    Balance at year end                                                  $19,969          $8,857            $1,950
    Weighted average interest rate at year end                              5.02%           4.23%             1.80%
    Average amount outstanding during the year                           $15,575          $5,521            $3,836
    Maximum amount outstanding at any month end                          $19,969          $9,186            $6,381
    Weighted average interest rate during the year                          4.79%           3.20%             1.93%

         There was no balance of Federal funds purchased or Federal Home Loan Bank advances outstanding at December 31, 1994 or 1993.

         Federal funds purchased and securities sold under agreements to repurchase represent primarily overnight borrowings providing for BMJ's short-term funding requirements and generally mature within one business day of the transaction date. The Federal Home Loan Bank advance matures in six months.

         The Bank of Mid-Jersey joined the Federal Home Loan Bank system during 1995 and has established a line of credit of approximately $71.9 million with the Federal Home Loan Bank of New York to further support and enhance liquidity. At December 31, 1995, approximately $13.4 million was outstanding against this line of credit consisting of $7.4 million in short term advances and $6.0 million in long term debt (Note 8).

                                       8.
                        Capital Notes and Long Term Debt

         The following is a summary of capital notes and long term debt outstanding at December 31, 1995 and 1994:

(in thousands)                                                      December 31,
                                                               -----------------
                                                                 1995       1994
7.50% Convertible Notes due 1996 (1) .....................     $2,690     $2,700
Federal Home Loan Bank advances due
   1998-2016 with fixed rates from 5.92% to 6.64% (2) ....      5,996       --
9.50% Convertible Notes due 2000 (3) .....................       --         --
                                                               ------     ------
Total ....................................................     $8,686     $2,700
                                                               ======     ======

(1) These notes are in the form of equity commitments and are convertible into BMJ Common stock at $17.78 per share, subject to adjustment in certain events, at any time prior to maturity on July 15, 1996. BMJ may redeem these notes at any time at a redemption price equal to 100% of the principal amount of the notes. At maturity, BMJ will issue to electing noteholders, in exchange for the notes, common stock having an aggregate market value equal to the principal amount of the notes. BMJ has announced its intention to call these notes for early redemption in March 1996.

(2) The Bank of Mid-Jersey has long term  borrowings  from the Federal Home Loan
    Bank totaling $6.0 million. These borrowings require membership in the Federal Home Loan Bank of New York and are secured by investment securities and loans under a blanket collateral agreement.

(3) These notes were in the form of equity contracts and were convertible into BMJ common stock at $10.92 per share, subject to adjustment in certain events, at any time prior to maturity on July 15, 2000. BMJ had the option to redeem these notes starting July 15, 1994 at a redemption price of 105%. On July 15, 1994, $1.6 million in principal amount of these notes was redeemed and $500 thousand in principal amount of these notes was converted into 45,783 shares of BMJ common stock resulting in an extraordinary charge to operations of $87 thousand.

         The aggregate amounts of capital notes and long term debt maturing for the five years subsequent to 1995 are $2,838,000 for 1996, $161,000 for 1997, $1,857,000 for 1998, $123,000 for 1999 and $130,000 for 2000.

                                       9.
                                  Common Stock

         A Dividend Reinvestment and Stock Purchase Plan is available for shareholders who wish to increase their holdings of BMJ's common stock. Under the plan, quarterly dividends may be reinvested in BMJ common stock at a discount from market value of between 0% and 10% inclusive (as determined from time to time by BMJ's Board of Directors). In addition, optional cash investments of not less than $100 nor more than a specified amount per quarterly investment period (as determined by BMJ's Board of Directors from time to time) may be made in BMJ common stock at a discount from market value of between 0% and 10% inclusive without incurring any commission or fee. BMJ has reserved the right, however, to eliminate and/or reinstate the optional cash investment feature at any time which shall be indicated to shareholders by written notice. At present, BMJ provides no discount on dividend reinvestments and optional cash investments. BMJ permits optional cash investments by a participating shareholder of up to $5,000 per calendar quarter per account.

         During 1995, 16,768 shares of BMJ common stock were issued through the Plan, providing $225 thousand in new capital. During 1994, no shares were issued through the Plan. A total of 14,280 shares, providing $101 thousand in new capital, was raised through the Plan in 1993.

         On January 22, 1996, BMJ announced a stock buy-back program for calendar year 1996. The program, approved by the Board of Directors, allows for the repurchase of up to five percent of BMJ stock at management's discretion, either on a privately negotiated basis or on the open market.

                                       10.
                               Stock Option Plans

Director Stock Option Plan

         BMJ has in effect a Director Stock Option Plan (the "Director Plan") for the benefit of outside directors of BMJ and Mid-Jersey ("Outside Directors"). The Director Plan is intended to encourage stock ownership in BMJ by Outside Directors, to make service on the Boards of Directors of BMJ and Mid-Jersey more attractive, and to link compensation for Outside Directors to the performance of BMJ's common stock and to the interests of shareholders in general. BMJ has reserved 50,000 shares of authorized but unissued common stock under the Director Plan.

Employee Stock Option Plan

         BMJ also has in effect the 1994 Employee Stock Option Plan (the "Employee Plan") for the benefit of certain executives of BMJ and Mid-Jersey. Like the Director Plan, the Employee Plan is intended to enable BMJ to recruit and retain executive talent and to link the compensation of participating executives to the performance of BMJ's common stock and to the interests of shareholders in general. BMJ has reserved 600,000 shares of authorized but unissued shares of common stock pursuant to the Employee Plan.

         BMJ also granted options during the past two years pursuant to the Executive Long-Term Incentive Plan (the "Executive Plan"). The Executive Plan permitted BMJ to grant options exercisable for an aggregate total of 200,000 shares, which limit was reached in 1994.

         Changes in options outstanding during the past two years were as follows:

                                                                                         Price Range
                                                                Shares                    Per share
                                                                -------                ------------------
Outstanding, December 31, 1993                                  177,382                $3.625 - $ 8.375


         Granted in 1994                                        167,998                $5.25  - $11.25
         Exercised in 1994                                          480                $3.875 - $ 5.25
         Expired or cancelled in 1994                                 -                       -
                                                                -------                ------------------
Outstanding, December 31, 1994                                  344,900                $3.625 - $11.25


         Granted in 1995                                         63,085                $6.4375 - $13.1875
         Exercised in 1995                                        1,714                $3.625 - $11.125
         Expired or cancelled in 1995                             5,720                $11.125 - $11.125
                                                                -------                ------------------
Outstanding, December 31, 1995                                  400,551                $3.625 - $13.1875
                                                                =======                =================

         BMJ executed a Forebearance Agreement with the estate of former CEO John H. Walther pursuant to which the estate agreed not to exercise any of the stock options previously granted to Mr. Walther in exchange for a cash settlement. At December 31, 1995, the estate of Mr. Walther held options on 140,000 shares of BMJ stock exercisable through April 2, 1996 at prices ranging from $6.875 to $11.25 per share. All costs associated with this transaction are included in 1995 operating results.

                                       11.
                                Employee Benefits

PENSION PLAN BMJ has a non-contributory defined benefit plan covering most employees. The benefits for this plan are based primarily on years of service and employees' estimated compensation at retirement. BMJ's policy is to fund pension costs based on the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

         Plan assets  consist  primarily of insurance  company  group  immediate
participation   guarantee   contracts,   U.S.   government  and  corporate  debt
obligations and common stock.

         The following table presents the components of BMJ's 1995, 1994 and 1993 pension costs:

(in thousands)                                                           Year Ended December 31,
                                                         ---------------------------------------
                                                         1995              1994             1993
Service cost - benefits earned
  during the period                                      $171             $ 273            $ 328
Interest cost on projected benefit
  obligation                                              290               308              291
Return on assets                                         (272)             (331)           (317)
Amortization of unrecognized
  transition obligation and deferral                      (33)              (16)            (  3)
                                                         ----             -----            -----
Total pension cost                                       $156             $ 234            $ 299
                                                         ====             =====            =====

         The funded status of the pension plan at December 31, 1995, 1994, and 1993 was as follows:

(in thousands)                                                     December 31,
                                            ------------------------------------
                                                1995         1994          1993
Actuarial present value of:
  Vested benefit obligation ..........      ($3,858)      ($3,081)      ($3,479)
  Accrued benefit obligation .........         (976)         (712)       (1,224)

Projected benefit obligation .........       (4,834)       (3,793)       (4,703)
Plan assets at fair value ............        3,860         4,364         4,510
                                            -------       -------       -------
Excess of assets over (under)
  projected benefit obligation .......         (974)          571          (193)
Unamortized portion of
  transition liability ...............            5             7             7
Unrecognized net (gain) loss .........         (144)       (1,599)         (612)
Unrecognized prior service cost ......           57            64            76
                                            -------       -------       -------
Accrued pension obligation ...........      ($1,056)      ($  957)      ($  722)
                                            =======       =======       =======

         The projected benefit obligation was determined using an assumed discount rate of 7.0% (8.75% in 1994 and 7.0% in 1993) and an assumed long-term rate of compensation increase of 4.0%. The assumed long-term rate of return on plan assets is 7.50%.

DEFERRED SAVINGS PLAN BMJ has a deferred savings plan for eligible employees which is a deferred arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, employees can defer from 2% to 10% of annual compensation. BMJ will match 50% of employees' contributions up to 6% and the matched funds amount is automatically invested in common stock of B.M.J. Financial Corp. The 1995 limit for 401(k) elective contribution to the plan was $9,240. The contribution by BMJ was $148 thousand, $153 thousand, and $316 thousand in 1995, 1994 and 1993, respectively.

BENEFITS BMJ's and Mid-Jersey's respective Boards of Directors have each approved a policy whereby, in the event of a merger or sale of BMJ or Mid-Jersey, all full-time officers with the title of Vice President or a more senior officer of the entity to be merged or sold will receive a guarantee of one year's employment and of severance pay of one month's salary for each year of service as a Vice President or more senior officer with that entity. Under BMJ's policy, full-time officers of BMJ will be given credit for past service as a Vice President or more senior officer with any present or past subsidiary of BMJ.



                                       12.
                            Other Noninterest Expense

         Other noninterest expense items in excess of 1% of total interest and other income included the following:

(in thousands)                                                           Year Ended December 31,
                                                       -----------------------------------------
                                                         1995              1994             1993
Professional and other fees                             $2,673           $ 3,716          $ 3,864
Computer services                                        2,737             2,463            1,902
F.D.I.C. insurance premium                                 539             1,341            1,752
Amortization of intangibles                                115               468              497
Printing, stationery and supplies                            -               494              624
Marketing                                                  660               753                -
Accrual of settlement of estate
      of former CEO                                        745                 -                -
Equipment maintenance                                         -               -               803
Restructuring expense                                        -                 -              685
Insurance premiums                                           -                 -              538
All other                                                2,499             1,477            1,405
                                                        ------           -------          -------
     Total                                              $9,968           $10,712          $12,070
                                                        ======           =======          =======


                                       13.
                                  Income Taxes


         Current and deferred income tax expense (benefit) was as follows:

(in thousands)
                                                         Year ended December 31,
                                                   -----------------------------
                                                       1995      1994       1993
Current:
     Federal ....................................   $ 1,978   $   850    $    39
     State ......................................       245         7         21
                                                    -------   -------    -------
           Total current ........................     2,223       857         60
Deferred ........................................       922     1,869       --
                                                    -------   -------    -------
           Total current and deferred ...........     3,145     2,726         60
Benefit of reduction in valuation allowance .....      --      (2,719)      --
                                                    -------   -------    -------
           Total income tax expense .............   $ 3,145   $     7    $    60
                                                    =======   =======    =======

         BMJ adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), as of January 1, 1993, and the cumulative effect of this change was reported in the 1993 Consolidated Statement of Operations. The cumulative effect at January 1, 1993 was a charge of $1.5 million. The net deferred tax asset as of December 31, 1995 and 1994 reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

         As of December 31, 1993, BMJ had established a valuation allowance to reduce its net deferred tax asset to the amount expected to be realized as required  under FAS 109.  During  1994,  management  concluded  that  sufficient positive evidence had accumulated and that the valuation allowance established in 1993 was no longer necessary. Such positive evidence included six consecutive quarters of profitable operations, continued reductions in the level of nonperforming assets, and continued operating expense reductions. Accordingly, the book tax provision for the year ended December 31, 1994 of $2.7 million was offset by a reduction of the deferred tax asset valuation allowance. In addition, operating results for the year ended December 31, 1994 include a credit to income of $4.9 million, representing the reversal of the remaining balance of the valuation allowance plus recognition of state deferred tax assets and alternative minimum tax credits.

         Mid-Jersey has net operating loss carryforwards for state income tax purposes of $6.4 million, which expire as follows: $2.0 million in 1998, $2.0 million in 1999 and $2.4 million in 2000.

            The components of the net deferred tax asset as of December 31, 1995 and 1994 are as follows:

(in thousands)
                                                         Year ended December 31,
                                                         -----------------------
                                                             1995           1994
Deferred tax assets:
   Loan loss reserve ...............................      $ 4,125       $ 4,935
   ORE valuation reserve ...........................          459           384
   Alternative minimum tax credits .................          126           737
   Net operating loss carryforwards ................          373           878
   Deferred loan origination fees ..................         --              72
   Interest on nonaccrual loans ....................          375          --
   Accrued pension/profit-sharing ..................          392          --
   Amortization of core deposits ...................          310          --
   Other ...........................................          273           230
                                                          -------       -------
                                                            6,433         7,236
                                                          -------       -------
Deferred tax liabilities:
   Depreciation of premises and equipment
     and  amortization of intangible assets ........         (164)         (171)
   Other ...........................................         (128)           (2)
                                                          -------       -------
                                                             (292)         (173)
                                                          -------       -------
Deferred tax asset .................................        6,141         7,063
Valuation allowance ................................         --            --
                                                          -------       -------
        Net deferred tax asset .....................      $ 6,141       $ 7,063
                                                          =======       =======

         The components of income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 that are attributable to income from operations and the reversal of the deferred tax asset valuation allowance are as follows:

(in thousands)                                           Year ended December 31,
                                                --------------------------------
                                                   1995        1994         1993

Income from operations ....................     $ 3,145     $     7      $    60

Reversal of the remaining deferred
      tax asset valuation  allowance ......        --        (4,875)        --
                                                -------     -------      -------
                  Total ...................     $ 3,145     ($4,868)     $    60
                                                =======     =======      =======

         The following is a reconciliation of the statutory Federal income tax expense and rate to the effective income tax expense and rate:

                                                                                                                        December 31,
                                                      ------------------------------------------------------------------------------
(in thousands)                                                           1995                      1994                         1993
                                                      ------------------------------------------------------------------------------
                                                       Amount         Percent      Amount        Percent        Amount       Percent
Statutory Federal income tax expense
     and rate .................................       $ 3,896          34.0%      $ 2,627          34.0%      $   228        34.0 %
Increase (decrease) in tax rate resulting from:
    Tax exempt interest income ................          (399)         (3.5)         (307)         (3.9)         (319)      (47.6)
    Reduction of valuation allowance ..........          --          --            (2,719)        (35.6)         --          --
    Net operating loss carryforward ...........          --          --              --          --               111        16.6
    State tax, net of Federal benefit .........           555           4.8          --          --              --          --
    Settlement of IRS examination .............        (1,019)         (8.9)         --          --              --          --
    Other .....................................           112           1.0           406           5.5            40        6.0
                                                      -------          ----       -------          ----       -------        ----
Income tax expense and effective rate .........       $ 3,145          27.4%      $     7        --    %      $    60         9.0%
                                                      =======          ====       =======       =======       =======         ===

         Deferred income tax amounts of $6.1 million and $7.1 million are included in other assets as of December 31, 1995 and 1994, respectively.

         BMJ has been under examination by the Internal Revenue Service ("IRS") for the taxable years 1989 through 1993 as a result of net operating loss carryback refund claims previously filed by BMJ. During 1995, BMJ received the Revenue Agent's Report ("RAR") for the years under examination and has accepted the agent's findings. Although the agent's report and the related refund claims are subject to review by the Joint Committee on Taxation of the U.S. Congress, BMJ has evaluated its reserves for income taxes based on the acceptance of the RAR. As a result of this review, income tax expense for 1995 has been reduced by $1.0 million, representing the reversal of previously accrued income taxes. BMJ believes that the remaining income tax reserves are adequate to cover tax liabilities for all open years.

                                       14.
                           Related Party Transactions

         Certain of BMJ's officers, directors and their affiliates were loan customers of BMJ's banking subsidiaries during 1995 and 1994. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and none represent more than a normal risk of collection. Such loans were $10.8 million at December 31, 1995 and $12.5 million at December 31, 1994. At December 31, 1995, there were no related party loans classified as nonaccrual.

         The following table summarizes activity with respect to such loans:

         (in thousands)                                                   1995
                                                                       -------
         Balance at beginning of year                                  $12,479
         Additions                                                       1,388
         Less amounts collected                                          3,047
                                                                       -------
         Balance at end of year                                        $10,820
                                                                       =======

         Additionally,   BMJ  and  its  subsidiaries   made  lease  payments  to
affiliates of directors of approximately $291 thousand during 1995, $287 thousand during 1994 and $282 thousand during 1993.

                                       15.
                                Lease Commitments

         BMJ has lease arrangements primarily for the use of real property. Total lease rental expense was $.8 million, $.8 million and $1.0 million for the years ended December 31, 1995, 1994 and 1993, respectively.

         BMJ is obligated under a number of non-cancelable operating leases for premises and equipment with terms ranging from 1 to 20 years. Future minimum payments under non-cancelable operating leases as of December 31, 1995 are as follows:

         (in thousands)

         Year ended December 31,
         1996                                          $   836
         1997                                              910
         1998                                              830
         1999                                              765
         2000                                              459
         Thereafter                                      4,955
                                                       -------
         Total minimum lease payments                  $ 8,755
                                                       =======

                                       16.
                          Commitments and Contingencies

         In the normal course of business, BMJ enters into various financial instruments which are properly not recorded in the consolidated financial statements. BMJ's risk of accounting loss due to the credit risks and market risks associated with these off-balance sheet instruments varies with the type of financial instrument. Principal or notional amounts may not necessarily indicate the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of the contract. BMJ's maximum exposure to accounting loss, based upon the credit risk associated with unfunded loan commitments and letters of credit outstanding, is represented by the contractual amount of these items as of the dates indicated in the following table:

(in millions)                                        Contractual Amount
                                              12/31/95               12/31/94
                                              --------               --------
Commitments to extend credit                     $76.4                 $57.0
Performance standby letters of credit
      and similar arrangements                   $ 2.7                 $ 3.1
Financial standby letters of credit
      and similar arrangements                   $ 0.9                 $ 1.1

         Many of such commitments to extend credit may expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash flow requirements. In making the commitments, BMJ applies the same credit policy standards used in the lending process and periodically reassesses the customers' creditworthiness through ongoing credit reviews. BMJ also holds various forms of collateral, including cash deposits and mortgage liens on real estate, to support those commitments for which collateral is deemed necessary. Substantially all of BMJ's lending is secured by property located within Mercer, Burlington and Ocean counties in New Jersey (see note 5 for the composition of the loan portfolio). The risks associated with making these commitments are also included in BMJ's evaluation of the overall credit risk in determining the reserve for loan losses.

         Financial standby letters of credit and similar arrangements are commitments issued by BMJ which irrevocably obligate BMJ to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.

         Performance standby letters of credit are commitments issued by BMJ which irrevocably obligate BMJ to pay a third-party beneficiary when a customer fails to perform some contractual non-financial obligation.

         At December 31, 1995 and 1994, BMJ had identified approximately $745 thousand and $972 thousand, respectively, of the reserve for loan losses as a general allocation of the reserve for potential losses, including losses due to off-balance sheet credit risk. During 1995 and 1994, BMJ recorded no charge-offs in connection with letters of credit. No material amount of currently outstanding commitments are to borrowers having prior outstanding balances which are classified as nonperforming or potential problem assets.

         BMJ is required to maintain cash balances to meet regulatory reserve requirements of the Federal Reserve Board. The average required reserve balances were $9.3 million and $9.5 million for 1995 and 1994, respectively.

         BMJ is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based upon information currently available and advice received from legal counsel representing BMJ in connection with such claims and lawsuits, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the consolidated financial statements of BMJ.

                                       17.
                              Dividend Restrictions

         Certain bank regulatory limitations exist on the availability of a subsidiary bank's undistributed net assets for the payment of dividends to the parent company without the prior approval of the bank regulatory authorities.

         The Federal Reserve Act restricts the payment of dividends in any calendar year to the net profit of the current year combined with retained net profits of the preceding two years. Mid-Jersey may declare a dividend to the parent company only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal 50 percent of its capital. At January 1, 1996, Mid-Jersey had $19.0 million of undistributed net assets available for the payment of dividends to BMJ (parent company).


                                       18.
              Disclosures About Fair Value of Financial Instruments

         Provided below is the information required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"). These amounts represent estimates of fair values at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgement. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the amounts estimated.

         While the estimated fair value amounts are designed to represent estimates of the amounts at which these instruments could be exchanged in a current transaction between willing parties, many of BMJ's financial instruments lack an available trading market as characterized by willing parties engaging in an exchange transaction. In addition, BMJ does not hold any financial instruments for trading purposes and it is BMJ's intent to hold most of its financial instruments to maturity and, therefore, the fair value may not be realized in a current transaction.

         The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) is not reflected. The value of this item may be significant.

         Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of BMJ's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of BMJ.

Cash and due from banks and money market investments. Cash and money market investments are by definition short-term and do not present any unanticipated credit issues. Therefore, the carrying amount is a reasonable estimate of fair value.

Securities. The estimated fair values and carrying amounts of securities at December 31, 1995 and 1994 are provided in Notes 3 and 4 to the Consolidated Financial Statements and are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans. The carrying amount and estimated fair value of loans outstanding at December 31, 1995 (net of the reserve for loan losses) are $389.3 million and $396.8 million, respectively. The corresponding amounts at December 31, 1994 are $344.9 million and $353.8 million, respectively. In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses.

The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made so as to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions. The fair value of nonaccrual and impaired loans was based on an analysis of the value of the underlying collateral.

Other Assets. The financial instrument included in other assets consists of accrued interest receivable which has a carrying value that approximates fair value due to its short-term maturity.

Deposits. The carrying amount and estimated fair value of deposits outstanding at December 31, 1995 are $485.0 million and $485.7 million, respectively. The corresponding amounts at December 31, 1994 are $463.6 million and $463.1 million, respectively. Under FAS 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that BMJ receives from the low-cost, long-term funding they provide. In management's opinion, these benefits may be significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of BMJ's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

Federal funds purchased, securities sold under agreements to repurchase and other borrowed funds. Rates currently available to BMJ for such agreements with similar time and remaining maturities are used to estimate fair value. As a result, the fair value of these instruments is equal to their carrying value.

Other  liabilities.  The  financial  instrument  included  in other  liabilities
consists  of  accrued   interest   payable  which  has  a  carrying  value  that
approximates fair value due to its short-term maturity.

Capital notes and long term debt. Rates currently available to BMJ for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. At December 31, 1995 the capital notes and long term debt had a carrying value of $8.7 million and a fair value of $8.6 million. The corresponding amounts at December 31, 1994 are $2.7 million and $2.6 million, respectively.

Commitments to extend credit and standby letters of credit. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of the commitments is deemed to be immaterial.

                                       19.
                               Parent Company Only

         On January 1, 1995, B.M.J. Financial Corp. (Parent Company) transferred a significant portion of its operations to The Bank of Mid-Jersey. This included the transfer of 84 employees and $349,000 of assets, primarily furniture and equipment. Beginning January 1, 1996, the operating results of these functions were recorded in the operating results and financial condition of The Bank of Mid-Jersey. Condensed financial information of B.M.J. Financial Corp. is as follows:

Condensed Balance Sheet
(in thousands)                                                                            December 31,
                                                                      --------------------------------
                                                                         1995                     1994
Assets
Cash and cash equivalents                                             $ 2,222                  $10,394
Securities available for sale                                           8,486                        -
Investments in subsidiaries                                            59,446                   52,332
Loans, net of unearned income                                               -                      220
Less reserve for loan losses                                                -                      (53)
Other assets                                                              299                      658
                                                                      -------                  -------
               Total assets                                           $70,453                  $63,551
                                                                      =======                  =======

Liabilities and Shareholders' Equity
Other liabilities                                                     $ 2,141                  $ 2,505
Capital notes                                                           2,690                    2,700
                                                                      -------                  -------
               Total liabilities                                        4,831                    5,205
Shareholders' equity                                                   65,622                   58,346
                                                                      -------                  -------
               Total liabilities and shareholders' equity             $70,453                  $63,551
                                                                      =======                  =======

Condensed Statement of Operations
(in thousands)                                                             Year ended December 31,
                                                         -----------------------------------------
                                                              1995            1994            1993
Income
Dividends from subsidiaries .......................       $  1,677        $   --          $    311
Interest income ...................................            526             324             173
Noninterest income ................................            152           9,496          10,465
                                                          --------        --------        --------
               Total income .......................          2,355           9,820          10,949
                                                          --------        --------        --------
Expense
Salaries and employee benefits ....................           --             4,100           5,502
Interest ..........................................            202             308             402
Amortization ......................................             78             431             433
Other .............................................            737           5,491           5,502
                                                          --------        --------        --------
               Total expense ......................          1,017          10,330          11,839
                                                          --------        --------        --------

Income (loss) before income before tax (benefit)
  cumulative effect of change in accounting
  principle, and equity in undistributed income
  (loss) of subsidiary ............................          1,338            (510)           (890)
  (loss) of
Income tax (benefit) ..............................           (167)           (672)           (573)
Cumulative effect of change in accounting
  principle .......................................           --              --               (72)
Extraordinary charge ..............................           --               (87)           --
Equity in undistributed income (loss) of subsidiary          6,809          12,432            (501)
                                                          --------        --------        --------
               Net income (loss) ..................       $  8,314        $ 12,507        ($   890)
                                                          ========        ========        ========

Condensed Statement of Cash Flows
(in thousands)                                                                 Year ended December 31,
                                                             -----------------------------------------
                                                                  1995            1994            1993
Cash flows from operating activities:
  Net income (loss) ...................................       $  8,314        $ 12,507        ($   890)
  Less equity in undistributed (income) loss of
    subsidiaries ......................................         (6,809)        (12,432)            501
                                                              --------        --------        --------
                                                                 1,505              75            (389)
                                                              --------        --------        --------
Adjustments to reconcile net income (loss)
    to net cash from operating activities:
  Depreciation of premises and equipment ..............             28             182             224
  Provision for loan losses ...........................           --               250              (4)
  Amortization of intangibles .........................             78             431             433
  Net accretion on securities available for sale ......            (47)           --              --
  Increase (decrease) in income taxes payable .........         (1,363)            473            (378)
  Increase in interest receivable .....................           (144)            (56)             (1)
  (Increase) decrease in other assets .................            487            (209)            (85)
  Increase (decrease) in other liabilities ............            999          (1,059)            567
                                                              --------        --------        --------
                                                                    38              12             756
                                                              --------        --------        --------
Net cash provided by operating activities .............          1,543              87             367
                                                              --------        --------        --------
Cash flows from investing activities:
  Purchase of securities available for sale ...........        (11,798)           --              --
  Proceeds from sales and maturities of securities
      available for sale ..............................          3,413            --               814
  Net decrease in loans ...............................            166             601              50
  Property and equipment expenditures .................           --              (117)            (54)
  Proceeds from sale of equipment .....................           --              --                33
  Capital contributions to subsidiary banks ...........           --              --           (10,500)
  Proceeds from sale of bank subsidiary ...............           --             6,846            --
                                                              --------        --------        --------
Net cash provided by (used in) investing activities ...         (8,219)          7,330          (9,657)
                                                              --------        --------        --------
Cash flows from financing activities:
  Proceeds from sale of stock .........................            225            --            13,788
  Repayment of capital notes ..........................            (10)         (1,596)           --
  Dividends paid ......................................         (1,711)           --              --
                                                              --------        --------        --------
Net cash provided by (used in) financing activities ...         (1,496)         (1,596)         13,788
                                                              --------        --------        --------
Net change in cash and cash equivalents ...............         (8,172)          5,821           4,498

  Cash and cash equivalents at beginning of year ......         10,394           4,573              75
                                                              --------        --------        --------
  Cash and cash equivalents at end of year ............       $  2,222        $ 10,394        $  4,573
                                                              ========        ========        ========

Noncash investing activities:
  Redemption of capital notes through issuance of stock           --          $    504            --
                                                              ========        ========        ========

                                    EXHIBITS


         Exhibit


         11                Statement Regarding Computation of Per Share
                                    Income (loss).

         24.1              Consent of Coopers & Lybrand L.L.P.