Form 10-Q
period 1996-03-31
BMJ FINANCIAL CORP
filed 1996-05-15
CIK 731244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,571,980 shares of common stock, $1.00 par value, outstanding on May 1, 1996.

                                      INDEX


PART 1.           FINANCIAL INFORMATION


Consolidated Balance Sheet -
         March 31, 1996 (Unaudited) and December 31, 1995



Consolidated Statement of Operations -
         Three months ended March 31, 1996 and 1995 (Unaudited)



Consolidated Statement of Cash Flows -
         Three months ended March 31, 1996 and 1995 (Unaudited)



Notes to Consolidated Financial Statements (Unaudited)



Management's Discussion and Analysis of Financial
         Condition and Results of Operations



PART 11.          OTHER INFORMATION




SIGNATURES

                     B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Balance Sheet


(unaudited)                                                March 31,  December 31,
(in thousands, except share data)                           1996         1995
                                                          ---------    ---------
Cash and cash equivalents:
  Cash and due from banks .............................   $  21,848    $  19,905
  Money market investments ............................      11,263        5,664
                                                          ---------    ---------

     Total cash and cash equivalents ..................      33,111       25,569

Securities available for sale (amortized cost of
     $90,063 in 1996 and $64,025 in 1995) .............      89,018       64,608

Securities held to maturity (fair value of $79,303
      in 1996 and $83,001 in 1995) ....................      79,668       82,515

Loans, net of unearned income and less reserve for
      loan losses of $10,009 (1996) and $10,099 (1995)      391,730      389,265

Premises and equipment, net ...........................       5,991        6,060
Other real estate, net ................................       1,416        1,686
Other assets ..........................................      19,020       19,007
                                                          ---------    ---------

     Total assets .....................................   $ 619,954    $ 588,710
                                                          =========    =========

Liabilities:
  Deposits:
    Demand deposits (noninterest-bearing) .............   $  78,614    $  81,156
    Savings and interest checking .....................     253,103      255,487
    Certificates of deposit of $100,000 or more .......      23,936       13,874
    Other time deposits ...............................     155,788      134,494
                                                          ---------    ---------

       Total deposits .................................     511,441      485,011
                                                          ---------    ---------

  Securities sold under agreements to repurchase ......      17,575       12,569
  Federal funds purchased and other borrowed funds ....       5,000        7,400
  Other liabilities ...................................      10,810        9,422
  Capital notes and long term debt ....................       9,464        8,686
                                                          ---------    ---------

       Total liabilities ..............................     554,290      523,088
                                                          ---------    ---------

(Continued)

                     B.M.J. Financial Corp. and Subsidiaries
                     Consolidated Balance Sheet -- Continued


(unaudited)                                                March 31,  December 31,
(in thousands, except share data)                           1996         1995
                                                          ---------    ---------
  Commitments and contingencies

Shareholders' equity:
  Common stock, par value $1 per share ................
   Authorized 25,000,000 shares;
   issued 7,646,249 shares in 1996
   and 7,614,281 shares in 1995 .......................       7,646        7,614
  Surplus .............................................      36,828       36,520
  Retained earnings ...................................      22,666       21,104
  Unrealized gains (losses) on securities available
       for sale, net of tax ...........................        (690)         384
  Treasury stock (60,000 shares) at cost ..............        (786)        --
                                                          ---------    ---------

     Total shareholders' equity .......................      65,664       65,622
                                                          ---------    ---------

     Total liabilities and shareholders' equity .......   $ 619,954    $ 588,710
                                                          =========    =========

See notes to consolidated financial statements

                     B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Operations

(Unaudited)
(In thousands, except per share amounts)                   Three months ended  March 31,
                                                           -----------------------------
                                                                1996         1995
                                                             ----------   ----------
INTEREST INCOME
Interest and fees on loans ...............................   $    8,866   $    7,773
Interest on money market investments:
    Time deposits with other banks .......................         --             48
    Interest bearing deposits with other banks ...........            6            8
    Federal funds sold and repurchase agreements .........          109           54
    Other short term investments .........................           97          136
Interest on securities available for sale:
    U.S. Treasury securities .............................           46           33
    U.S. government agencies and corporations ............          914         --
    States and political subdivisions (tax-exempt) .......          112            3
Interest on securities held to maturity:
    U.S. Treasury securities .............................           85          288
    U.S. government agencies and corporations ............        1,057        1,244
    States and political subdivisions (tax-exempt) .......           32           60
    Other securities .....................................           44           12
                                                             ----------   ----------
       Total interest income .............................       11,368        9,659
                                                             ----------   ----------

INTEREST EXPENSE
Savings and interest checking deposits ...................        1,371        1,318
Certificates of deposit of $100,000 or more ..............          235           48
Other time deposits ......................................        1,919        1,132
Other debt ...............................................          404          214
                                                             ----------   ----------
       Total interest expense ............................        3,929        2,712
                                                             ----------   ----------
Net interest income ......................................        7,439        6,947
Provision for loan losses ................................           25         --
                                                             ----------   ----------
       Net interest income after provision for loan losses        7,414        6,947
                                                             ----------   ----------

NONINTEREST INCOME
Service charges, commissions, and fees ...................          904          939
Trust income .............................................          120          120
Gain on sale of other real estate ........................          280           38
                                                             ----------   ----------
       Total noninterest income ..........................        1,304        1,097
                                                             ----------   ----------
(Continued)

                     B.M.J. Financial Corp. and Subsidiaries
                Consolidated Statement of Operations -- Continued

(Unaudited)
(In thousands, except per share amounts)                   Three months ended  March 31,
                                                           -----------------------------
                                                                1996         1995
                                                             ----------   ----------
NONINTEREST EXPENSE
Salaries and employee benefits ...........................        2,353        2,508
Net occupancy ............................................          696          731
Other real estate expense ................................           69          180
Other ....................................................        2,178        2,377
                                                             ----------   ----------
       Total noninterest expense .........................        5,296        5,796
                                                             ----------   ----------
Income before income tax expense .........................        3,422        2,248
Income tax expense .......................................        1,254          814
                                                             ----------   ----------

NET INCOME ...............................................   $    2,168   $    1,434
                                                             ==========   ==========

Net income per share (primary and fully diluted) .........   $     0.28   $     0.19
                                                             ==========   ==========

Weighted average shares outstanding ......................    7,685,116    7,900,260
                                                             ==========   ==========




See notes to consolidated financial statements.

                    B.M.J. Financial Corp. and Subsidiaries
                      Consolidated Statement of Cash Flows

(unaudited)
(in thousands)                                                              Three months ended March 31,
                                                                            ----------------------------
                                                                                 1996        1995
                                                                               --------    --------
Cash flows from operating activities:
  Net income ...............................................................   $  2,168    $  1,434
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation of premises and equipment .................................        189         213
    Provision for loan losses ..............................................         25        --
    Amortization of intangibles ............................................         28          28
    Net (accretion) amortization of securities available for sale ..........        (26)          2
    Net amortization of securities held to maturity ........................          7          18
    Net (increase) decrease in other real estate owned .....................       (208)         67
    Decrease in other assets ...............................................        513         710
    Increase in other liabilities ..........................................      1,388       1,569
                                                                               --------    --------
Net cash provided by operating activities ..................................      4,084       4,041
                                                                               --------    --------

Cash flows from investing activities:
    Proceeds from maturities of securities available for sale ..............     19,028        --
    Purchase of securities available for sale ..............................    (45,040)     (1,706)
    Proceeds from maturities of securities held to maturity ................      5,276       6,306
    Purchase of securities held to maturity ................................     (2,436)     (2,346)
    Net increase in loans ..................................................     (2,702)    (13,954)
    Proceeds from sale of other real estate ................................        690       1,270
    Property and equipment expenditures ....................................       (120)       (107)
                                                                               --------    --------
Net cash used in investing activities ......................................    (25,304)    (10,537)
                                                                               --------    --------
(Continued)

                    B.M.J. Financial Corp. and Subsidiaries
                Consolidated Statement of Cash Flows -- Continued

(unaudited)
(in thousands)                                                              Three months ended March 31,
                                                                            ----------------------------
                                                                                 1996        1995
                                                                               --------    --------
Cash flows from financing activities:
  Net decrease in demand deposits, savings and interest checking accounts ..     (4,926)    (22,226)
  Net increase in certificates of deposit ..................................     31,356       4,133
  Repayments of capital notes/long term debt ...............................     (2,722)       --
  Net decrease in other borrowed funds .....................................     (2,400)       --
  Net increase  in securities sold under agreements to repurchase ..........      5,006       5,034
  Proceeds from issuance of debt ...........................................      3,500        --
  Dividends declared .......................................................       (573)       (380)
  Proceeds from issuance of stock ..........................................        307          12
  Purchase of treasury stock ...............................................       (786)       --
                                                                               --------    --------
Net cash provided by (used in) financing activities ........................     28,762     (13,427)
                                                                               --------    --------

Net change in cash and cash equivalents ....................................      7,542     (19,923)
Cash and cash equivalents at beginning of period ...........................     25,569      44,779
                                                                               --------    --------
Cash and cash equivalents at end of period .................................   $ 33,111    $ 24,856
                                                                               ========    ========

Cash paid during the period for:
  Interest .................................................................   $  3,375    $  2,709
                                                                               ========    ========
  Income taxes .............................................................   $     32        --
                                                                               ========    ========

Noncash investing activities:
  Transfer of loans to other real estate, net ..............................   $    212    $  1,408
                                                                               ========    ========
  Transfer of insubstance foreclosures to loans upon adoption of FASB 114 ..       --      $  2,935
                                                                               ========    ========


See notes to consolidated financial statements.

                     B.M.J. FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis For Financial Statement Presentation

         The information in this report is unaudited, is subject to year-end adjustments and audit, and is prepared in accordance with generally accepted accounting principles and prevailing practices within the banking industry. However, in the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial data as of and for the three-month periods ended March 31, 1996 and 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

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

         These statements should be read in conjunction with the notes to the consolidated financial statements contained in B.M.J. Financial Corp.'s Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 1995, to which reference is hereby made.

2.       Securities

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

3.       Loans

         Loans are reported at their principal outstanding balance net of charge-offs, deferred loan fees and costs on originated loans, and unearned income. Interest income is generally recognized when income is earned using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as adjustments of the loans' yields.

4.       Reserve For Loan Losses

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

5.       Income Recognition on Impaired and Nonaccrual Loans

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

6.       Other Real Estate

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

         In prior years, BMJ classified as other real estate certain loans meeting the insubstance foreclosure criteria. Upon the adoption of FAS 114, BMJ reclassified to loans insubstance foreclosed assets that were not in its possession. Prior periods have been reclassified for comparative purposes.

7.       Income Taxes

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

                     B.M.J. Financial Corp. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The following discussion and analysis addresses material changes in BMJ's financial condition between December 31, 1995 and March 31, 1996 and material changes in its results of operations with respect to the three-month periods ended March 31, 1996 and 1995.


Results of Operations

Earnings Performance

         BMJ reported net income for the first quarter ended March 31, 1996 of $2.2 million, compared to net income of $1.4 million for the 1995 first quarter.

         On a per share basis, earnings for the first quarter of 1996 were $0.28, compared to earnings of $0.19 for the first quarter of 1995.

         Net interest income totaled $7.4 million for the first quarter ended March 31, 1996 compared to $6.9 million for the first quarter of 1995. BMJ's taxable equivalent net interest margin remained strong at 5.39% for the quarter ended March 31, 1996.

         BMJ continued to pursue its program to reduce the level of total noninterest expenses while increasing operating efficiency. As a result, total noninterest expenses for the first quarter of 1996 amounted to $5.3 million, a reduction of 9% from total noninterest expenses of $5.8 million for the 1995 first quarter. For the three-month period ended March 31, 1996, BMJ's efficiency ratio improved to 59.36% compared to 70.14% for the three-month period ended March 31, 1995.

         Net Interest Income

         Net interest income is interest earned on loans and other interest-earning assets minus interest paid on deposits and other borrowed funds. Interest rate fluctuations as well as changes in the volume and mix of interest-earning assets and interest-bearing liabilities combine to affect net interest income.

         BMJ's net interest income was $7.4 million for the first quarter ended March 31, 1996 compared to $6.9 million for the first quarter of 1995. The financial summary in Table 1 details yields and rates of major interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 1996 and 1995. Among other things, Table 1 shows that the net interest margin between yields on average interest-earning assets and costs of average funding sources was 5.39% for the three-month period ended March 31, 1996 and 5.76% for the comparable 1995 period. The decrease of 37 basis points in BMJ's net interest margin is primarily due to the increase in cost of interest-bearing liabilities outpacing the increase in yields on interest-earning assets reflecting an increasingly competitive market for customer deposits. The impact of the narrower margin in 1996 was somewhat offset by a $68.5 million increase in BMJ's average interest-earning assets from $497.5 million to $566.0 million. The improvement in net interest income in the first quarter of 1996 compared with the first quarter of 1995 is also partly attributable to the continuing reduction in BMJ's level of nonperforming assets whereby the proceeds from sales or properties are invested in interest-earning assets. Total nonperforming assets at March 31, 1995 totaled $6.3 million, down from $7.7 million at December 31, 1995.

         Noninterest Income

         BMJ's revenues include noninterest income, which consists primarily of service charges on deposit accounts and trust services income. Noninterest income was $1.3 million for the first quarter of 1996 compared to $1.1 million for the first quarter of 1995.

         Service charges, commissions and fees amounted to $904 thousand for the first quarter of 1996 compared to $939 thousand for the first quarter of 1995. The decrease for the first quarter of 1996 versus the first quarter of 1995 is primarily due to the lower level of total deposit accounts subject to service charges and other fees.

         Also included in noninterest income is the gain or loss on sales of other real estate properties. Net gains on the sales of other real estate properties of $280 thousand were realized during the first quarter of 1996 versus net gains of $38 thousand for the first quarter of 1995.

         Noninterest Expense

         Noninterest expense for the quarter ended March 31, 1996 was $5.3 million, a reduction of 8.6% from total noninterest expense for the 1995 first quarter as BMJ continued to pursue its program to reduce the level of total overhead expenses while increasing operating efficiency. For the quarter ended March 31, 1996, BMJ's efficiency ratio improved to 59.36% from 70.14% for the quarter ended March 31, 1995.

         Salaries and employee benefits amounted to $2.4 million for the quarter ended March 31, 1996 compared to $2.5 million for the quarter ended March 31, 1995. BMJ has reduced the number of full-time equivalent employees at March 31, 1996 to 257 employees, a reduction of 9% from 281 full-time equivalent employees at March 31, 1995.

         Other real estate expense amounted to $69 thousand for the quarter ended March 31, 1996, a 62% reduction from the $180 thousand reported at March 31, 1995. Other real estate expense includes the costs to maintain repossessed properties such as real estate taxes, insurance and general maintenance expenses. During the three-month period ended March 31, 1996, BMJ was able to reduce the net balance of its other real estate primarily through the sale of properties to a balance of $1.4 million at March 31, 1996 compared to the net balance of $4.4 million at March 31, 1995. As a result, BMJ was able to achieve corresponding reductions in other real estate expense for the three-month period ended March 31, 1996 when compared with the three-month period ended March 31, 1995.

         The other (or miscellaneous) noninterest expense category totaled $2.2 million for the quarter ended March 31, 1996 versus $2.4 million for the 1995 first quarter. Included in this decrease in the noninterest expense category are the current year reductions in the FDIC insurance assessment and legal fees.

         In August 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a reduction in the premium banks pay for deposit insurance. For well-capitalized institutions, the premium was reduced from $0.23 for every $100 of deposits to $0.04 for every $100 of deposits. BMJ's The Bank of Mid-Jersey subsidiary is qualified as a well-capitalized institution. Following the FDIC's confirmation that the Bank Insurance Fund had met its designated level of $1.25 per every $100 of insured deposits, it was announced that no premiums would be assessed during 1996. As a result, BMJ's first quarter 1996 other noninterest expenses include no FDIC insurance premium expenses compared to $263 thousand for the first quarter of 1995.

         BMJ's first quarter 1996 expense for legal fees of $115 thousand represents a 54% reduction from the corresponding 1995 period. This reduction is attributable to a lower level of nonperforming assets in 1996, thereby decreasing litigation costs in pursuing collection of delinquent loans and in obtaining title to properties through the foreclosure process.

Balance Sheet Analysis

         Total assets of BMJ amounted to $620.0 million at March 31, 1996, increasing from $588.7 million at December 31, 1995. This increase is primarily attributable to an increased level of total deposits at March 31, 1996 versus December 31, 1995. Total deposits of $511.4 million at March 31, 1996 represents a 5.4% increase from the $485.0 of total deposits at December 31, 1995. Through renewed marketing programs and competitively priced deposit products, it is BMJ's intention to increase its share of the retail deposits market.

         During 1996, BMJ continued to maintain its strong capital ratios and balance sheet condition. Shareholders' equity amounted to $65.7 million at March 31, 1996 compared to $65.6 million at December 31, 1995.

         In addition, asset quality continued to improve as total nonperforming assets at March 31, 1996 amounted to $6.3 million compared to $7.7 million at December 31, 1995.

         The following discussion deals with the major components of the balance sheet.

         Securities Available for Sale

         Securities which may be sold in response to changing market and interest rate conditions or as part of BMJ's asset/liability management strategy have been classified as securities available for sale. The securities available for sale portfolio amounted to $89.0 million at March 31, 1996 compared to $64.6 million at December 31, 1995. The securities available for sale portfolio is carried at fair market value at March 31, 1996 and December 31, 1995.

         Table 1 details the composition of the securities available for sale portfolio. In addition, Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the three-month periods ended March 31, 1996 and 1995.

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

         The securities held to maturity portfolio amounted to $79.7 million at March 31, 1996 compared to $82.5 million at December 31, 1995. Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the three-month periods ended March 31, 1996 and 1995.

                                                    Table 1 -- Financial Summary
                             Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                         Three months ended March 31, 1996         Three months ended March 31, 1995
                                                     --------------------------------------     ------------------------------------
                                                     Average          Yields    Interest          Average         Yields    Interest
                                                     Balance             or      Income/          Balance            or      Income/
                                                                       Rates     Expense                           Rates     Expense
INTEREST-EARNING ASSETS Money market investments:
    Time deposits with other banks                 $       -              -%   $     -          $   3,318          5.87%    $     48
    Interest bearing deposits with other banks           462           5.21            6              627          5.17            8
    Federal funds sold and repurchase agreements       8,258           5.29          109            3,734          5.87           54
    Other short term investments                       7,234           5.38           97            9,167          6.02          136
                                                   ---------           ----    ---------        ---------          ----      -------
        Total money market investments                15,954           5.33          212           16,846          5.92          246

Securities available for sale:
    U.S. Treasury securities                           3,494           5.28           46            2,929          4.57           33
    U.S. government agencies and corporations         54,851           6.68          914                -             -            -
    States and political subdivisions                 11,136           6.12          170              288          5.63            4
    Other securities                                       -              -           -                 -             -            -
                                                   ---------           -----   ---------       ----------          ------    -------
        Total securities available for sale           69,481           6.52        1,130            3,217          4.66           37

Securities held to maturity:
    U.S. Treasury securities                           5,105           6.68           85           21,299          5.48          288
    U.S. government agencies and corporations         71,224           5.95        1,057           89,817          5.62        1,244
    States and political subdivisions                  2,361           8.15           48            4,268          8.65           91
    Other securities                                   2,854           6.18           44              781          6.23           12
                                                   ---------           ----    ---------        ---------          ----     --------
        Total securities held to maturity             81,544           6.07        1,234          116,165          5.71        1,635
Loans, net of unearned income                        399,080           8.99        8,949          361,309          8.82        7,862
                                                   ---------           ----    ---------        ---------          ----     --------
        Total interest-earning assets              $ 566,059           8.17%   $  11,525        $ 497,537          7.97%    $  9,780
                                                   =========           =====   =========        =========          =====    ========
FUNDING SOURCES
Deposits:
    Savings and interest checking                  $ 252,188           2.18%   $   1,371        $ 260,442          2.05%    $  1,318
    Certificates of deposit of $100,000 or more       17,370           5.43          235            4,488          4.34           48
    Other time deposits                              148,537           5.18        1,919          110,363          4.16        1.132
                                                   ---------           ----    ---------        ---------          ----     --------
        Total interest-bearing deposits              418,095           3.38        3,525          375,293          2.70        2,498

Securities sold under agreements to repurchase        15,921           4.33          172           13,567          4.69          157
Other borrowed funds                                   5,131           5.63           72              505          4.82            6
Other debt                                             9,564           6.71          160            2,700          7.66           51
                                                   ---------           ----    ---------        ---------          ----   ----------
        Total interest-bearing liabilities           448,711           3.51        3,929          392,065          2.81        2,712
Portion of noninterest-bearing funding sources       117,348              -            -          105,472             -            -
                                                  ----------           -----   ---------        ---------          -----  ----------
        Total funding sources                      $ 566,059           2.78%   $   3,929        $ 497,537          2.21%    $  2,712
                                                   =========           =====   =========        =========          =====    ========

Net interest margin and net interest income                            5.39%   $   7,596                           5.76%    $  7,068
                                                                       =====   =========                           =====    ========

Loan Portfolio

         BMJ's loan portfolio amounted to $401.7 million at March 31, 1996 increasing from $399.4 million at December 31, 1995.

         The following table provides a comparative analysis of the loan portfolio composition:

(in thousands)                                               March 31,          December 31,
                                                                1996                1995
                                                             ---------           ---------
Commercial, financial and agricultural                        $ 28,819           $  24,869
Real estate - mortgage                                         294,748             295,535
Real estate - construction                                      29,792              32,439
Consumer                                                        48,380              46,521
                                                             ---------           ---------
                                                              $401,739            $399,364
                                                              ========            ========

         Substantially all of BMJ's lending activity is to customers, or collateralized by property, located within Mercer, Burlington and Ocean counties in New Jersey. Of the portfolio as a whole, at March 31, 1996, approximately 80.8% of BMJ's loans are collateralized by real estate and approximately 29% are residential loans.

Nonperforming Assets

         Nonperforming assets, as summarized in the table below, consist of nonperforming loans, impaired loans and net other real estate owned.

(in thousands)
                                                            March 31, 1996     December 31, 1995
                                                            --------------     -----------------
Nonperforming Loans:
Loans past due 90 days or
     more and accruing                                       $     344                $   1,264
Nonaccrual loans                                                 4,570                    5,769
                                                              --------                 --------
    Total nonperforming loans                                    4,914                    7,033
                                                              --------                 --------

Other Real Estate:
Other real estate                                                1,676                    1,963
Loss reserve                                                      (260)                    (277)
                                                             ----------               ---------
    Total other real estate, net                                 1,416                    1,686
                                                              --------                ---------

Total Nonperforming Assets                                    $  6,330                 $  7,727
                                                              ========                 ========

         Nonperforming loans include nonaccrual loans, impaired loans, and loans 90 days or greater past due and still accruing. Loans are generally reported as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is determined to be in jeopardy. Loans, with the exception of partially charged off loans or loans with any portion classified as doubtful, may be placed back on accrual status when they become current as to both principal and interest and when concern as to future collectibility in full no longer exists. The remaining recorded balance of a partially charged off loan, however, may be returned to accrual status if the entire contractual loan balance, together with all unpaid contractual interest, is determined to be fully collectible. Nonperforming loans as a percentage of total loans were 1.2% as of March 31, 1996 and 1.5% as of December 31, 1995. The decline in nonaccrual loans is attributable to increased collections, transfers to other real estate and charge-offs.

         Potential problem loans consist of loans which are included in performing loans at March 31, 1996, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At March 31, 1996, such potential problem loans amounted to approximately $2.7 million. Depending on the state of the economy and the impact thereof on BMJ's borrowers, as well as other future events, these loans and others not currently so identified could be classified as nonperforming loans in the future.

         On January 1, 1995, BMJ adopted FAS No. 114, "Accounting be Creditors for Impairment of a Loan" and FAS No. 118. "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired, based on current information and events, if it is probable that BMJ will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the loan's historical effective interest rate effective interest rate except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by a provision for loan losses, depending on the adequacy of the reserve for loan losses.

         At March 31, 1996, BMJ's recorded investment in loans for which impairment has been recognized in accordance with FAS 114 amounted to $6.8 million. The reserve for loan losses of $10.0 million at March 31, 1996 includes reserves of $1.1 million applicable to such impaired loans. All of these loans were valued using the fair value of collateral method. The remaining reserve for loan losses, totalling $8.9 million at March 31, 1996, is available to absorb losses in BMJ's entire loan portfolio. During the quarter ended March 31, 1996, the average recorded investment in impaired loans was approximately $7.2 million. Interest income recognized on total impaired loans during the quarter ended March 31, 1996 was approximately $72 thousand.

         Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. A reserve for other real estate has been established to maintain the portfolio at the lower of cost or fair value less estimated disposition costs.

         Reserve for Loan Losses

         At March 31, 1996, the reserve for loan losses totaled $10.0 million compared to $10.1 million at December 31, 1995. The ratio of the reserve for loan losses to total loans at March 31, 1996 was 2.49% versus 2.53% at December 31, 1995. The table below provides a summary of the activity in the loan loss reserve plus additional key ratios for assessing the adequacy of the reserve for loan losses at March 31, 1996.

                                                                Three months Ended
(in thousands)                                                     March 31,1996
                                                                ------------------
Reserve balance, beginning of year .............................     $  10,099
   Gross charge-offs ...........................................          (312)
   Less: recoveries ............................................           197
                                                                     ---------
Net charge-offs ................................................          (115)
Provision charged to operations ................................            25
                                                                     ---------
Reserve, at end of period ......................................     $  10,009
                                                                     =========

Loans, end of period ...........................................     $ 401,739
Average loans outstanding ......................................     $ 399,080
Ratio of net charge-offs to average loans outstanding ..........           .03%
Ratio of reserve for loan losses to nonperforming loans ........        203.68%
Ratio of reserve for loan losses to loans, end of period .......          2.49%

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

         BMJ's gross charge-offs during the first quarter of 1996 totaled $312 thousand. Subsequent to the charge-off of a loan, it is BMJ's policy to continue to vigorously pursue the collection of principal outstanding as well as past due interest. Collection efforts resulted in recoveries of $197 thousand on previously charged-off loans during the first quarter of 1996.

         The distribution of the reserve for loan losses and the percentage of loans in each category to total loans at March 31, 1996 is illustrated in the following table. The allocated reserve includes both the specific reserve as calculated under FAS 114 and the general reserve as calculated under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".

                    Allocation of the Reserve for Loan Losses
                                 March 31, 1996
(in thousands)                                                           % of Loans
                                                      Reserve          in Each Category
                                                      Amount            to Total Loans
                                                     -------           ----------------
Domestic:
     Commercial, financial and agricultural          $   888                  7.17%
     Real estate  -  mortgage                          6,713                 73.37
     Real estate  -  construction                      1,345                  7.42
     Consumer                                            374                 12.04
Unallocated                                              689                    --
                                                     -------                ------
                                                     $10,009                100.00%
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

         BMJ's total deposits increased to $511.4 million at March 31, 1996 compared to $485.0 million at December 31, 1995.

         Table 1 provides information concerning average rates and balances of BMJ's interest-bearing deposits for the three-month periods ended March 31, 1996 and 1995. Among other things, Table 1 shows that as a result of the increasing interest rate environment which existed during early 1996, the average rate paid on BMJ's average interest-bearing deposit balances increased to 3.38 % for the three-month period ended March 31, 1996 from 2.70% for the comparable 1995 period.

         Capital

         BMJ's capital management objectives are to maintain a strong capital base while also maximizing shareholder value. The Board of Directors recently authorized certain actions to enhance shareholder value by returning excess capital to shareholders through both increased cash dividends and the repurchase of BMJ's common stock. The following table provides selected shareholders' equity ratios at March 31, 1996 and December 31, 1995.

(in thousands)                                       March 31,       December 31,
                                                       1996             1995
                                                    ----------       ----------
Shareholders' equity .........................      $   65,664       $   65,622
Shareholders' equity to assets ratio .........           10.70%           11.15%
Book value per share .........................      $     8.66       $     8.62

         The decrease in BMJ's equity ratio from December 31, 1995 resulted from the repurchase of common stock, payment of cash dividends as well as asset growth. In January 1996, the Board of Directors authorized the repurchase of up to 5% of BMJ's common stock at management's discretion, either on a privately negotiated basis or on the open market. As of March 31, 1996, BMJ had repurchased 60,000 shares under this authorization and expects to repurchase the remaining shares under this authorization by December 31, 1996.

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

                                                March 31, 1996                        December 31,1995
                                                --------------                        ----------------
                                         Total               Tier 1               Total                Tier 1
                                      Risk-Based            Risk-Based           Risk-Based            Risk-Based
                                    Capital Ratio         Capital Ratio        Capital Ratio         Capital Ratio
                                    -------------         -------------        -------------         -------------
B.M.J.Financial Corp.                   15.53%                14.26%               16.05%                14.19%
The Bank of Mid-Jersey                  14.23%                12.97%               14.17%                12.90%

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

         The leverage ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                                 Leverage Ratio at       Leverage Ratio at
                                                   March 31, 1996         December 31,1995
                                                   --------------         ----------------
         B.M.J.Financial Corp.                       10.51%                     10.87%
         The Bank of Mid-Jersey                       9.96%                     10.18%

         Failure to satisfy any minimum capital requirement applicable to BMJ or Mid-Jersey could subject BMJ or Mid- Jersey, as the case may be, to regulatory actions by the FRB.

         As a result of BMJ's strong capital ratios and continued earnings progress, the payment of quarterly dividends to shareholders was resumed during 1995 at the level of $.05 per share. During the fourth quarter of 1995, BMJ announced a 50% increase in the amount of the quarterly cash dividend to $.075 per share. On April 18, BMJ announced a quarterly cash dividend of $.10 per share, payable July 1, 1996 to shareholders of record June 15, 1996.

         The primary source of founds for payment of dividends by BMJ is dividends received from Mid-Jersey. The amount of dividends that Mid-Jersey may declare in any year is subject to certain regulatory limitations. Mid-Jersey may not declare dividends if such declaration would leave it inadequately capitalized. Generally, dividends declared by a bank are limited to its net profit, as defined by the regulatory agencies, for that year combined with its retained net income from the preceding two years. At January 1, 1996, the amount of retained earnings of Mid-Jersey available for declaration of dividends to BMJ was $19.0 million.

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

         At March 31, 1996, BMJ had a total of $122.1 million or 19.7% of total assets in cash and cash equivalents, and securities available for sale, representing its primary sources of liquidity, as compared to $90.2 million or 15.3% of assets at December 31, 1995. Another source of asset liquidity is the cash flows provided by maturities and periodic repayments of principal of both the securities held to maturity portfolio and the loan portfolio.

         Liabilities also provide a source of liquidity for BMJ. Wholesale certificates of deposit (none of which were brokered deposits) and repurchase agreements comprised 7.5% of total liabilities at March 31, 1996 and 5.1% of total liabilities at December 31, 1995. Management believes there is substantial room to increase these funding sources if necessary to meet its liquidity needs. The Bank of Mid-Jersey joined the Federal Home Loan Bank system during 1995 and has established a line of credit of approximately $71.9 million with the Federal Home Loan Bank of New York to further support and enhance liquidity. At March 31, 1996, approximately $14.5 million was outstanding against this line of credit. In addition, Mid- Jersey currently has a $2.0 million line of credit with a correspondent bank to cover short term funding needs in the federal funds market.

         As shown in the Consolidated Statement of Cash Flows, cash and cash equivalents increased by $7.5 million to $33.1 million at March 31, 1996. This increase reflected net cash of $4.1 million provided by operating activities and $28.8 million of net cash provided by financing activities offset by $25.3 million of net cash used in investing activities. Cash generated by operating activities reflected BMJ's net income of $2.2 million adjusted for noncash charges and credits. Cash provided by financing activities primarily reflected the net increases in certificates of deposit partly offset by the net decrease in demand deposits, savings and interest checking accounts. Cash used in investing activities was primarily for the purchase of the securities available for sale and the net increase in loans, offset in part by the proceeds from maturities of securities available for sale and the proceeds from maturities of securities held to maturity.

         At March 31, 1996, B.M.J. Financial Corp., the parent company, had a total of $2.9 million in cash and cash equivalents and $4.6 million in available-for-sale securities, which serve as the parent company's primary sources of liquidity. The parent company does not maintain lines of credit or other borrowing arrangements. B.M.J. Financial Corp. has the capacity to borrow funds from the Federal Reserve discount window to meet liquidity needs that are not funded through subsidiary dividends or income.

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

         As a financial institution, BMJ entails a degree of interest rate risk as a provider of banking services to its customers. BMJ does not use derivative interest rate contracts, such as interest rate swaps, caps or floors, to manage interest rate risk. In the event BMJ's computer model indicates an unacceptable level of risk, BMJ could undertake a number of actions that would reduce this risk, including the sale of a portion of its available-for-sale securities portfolio.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.
- ------------------------------------
                  Not Applicable

Item 2.           Changes in Securities
- ---------------------------------------
                  Not Applicable

Item 3.           Defaults Upon Senior Securities.
- --------------------------------------------------
                  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders.
- ----------------------------------------------------------------------
                  Not Applicable

Item 5.           Other Information.
- ------------------------------------
                  Not Applicable

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





Date            05/10/96                          /s/ E. Jack Elias
             --------------           ------------------------------------------
                                               E. Jack Elias, President




Date            05/10/96                         /s/ Joseph M. Reardon
             --------------           ------------------------------------------
                                      Joseph M. Reardon, Chief Financial Officer