Form 10-Q
period 1996-06-30
BMJ FINANCIAL CORP
filed 1996-08-14
CIK 731244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,516,755 shares of common stock, $1.00 par value, outstanding on July 31, 1996.

                                      INDEX


PART 1. FINANCIAL INFORMATION

Consolidated Balance Sheet -
         June 30, 1996 (Unaudited) and December 31, 1995


Consolidated Statement of Operations -
         Three months and six months ended June 30, 1996 and 1995 (Unaudited)


Consolidated Statement of Changes in Shareholders Equity -
         Six months ended June 30, 1996 and 1995 (Unaudited)


Consolidated Statement of Cash Flows -
         Six months ended June 30, 1996 and 1995 (Unaudited)



Notes to Consolidated Financial Statements (Unaudited)



Management's Discussion and Analysis of Financial
         Condition and Results of Operations



PART 11. OTHER INFORMATION



SIGNATURES

                     B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Balance Sheet


(unaudited)                                               June 30,    December 31,
(in thousands, except share data)                           1996         1995
                                                          ---------    ---------
Cash and cash equivalents:
  Cash and due from banks .............................   $  22,236    $  19,905
  Money market investments ............................       3,212        5,664
                                                          ---------    ---------

     Total cash and cash equivalents ..................      25,448       25,569

Securities available for sale (amortized cost of
     $89,768 in 1996 and $64,025 in 1995) .............      87,210       64,608

Securities held to maturity (fair value of $97,310
      in 1996 and $83,001 in 1995) ....................      98,004       82,515

Loans, net of unearned income and less reserve for
      loan losses of $9,268 (1996) and $10,099 (1995) .     410,997      389,265

Premises and equipment, net ...........................       6,206        6,060
Other real estate, net ................................       1,120        1,686
Other assets ..........................................      21,105       19,007
                                                          ---------    ---------

     Total assets .....................................   $ 650,090    $ 588,710
                                                          =========    =========

Liabilities:
  Deposits:
    Demand deposits (noninterest-bearing) .............   $  77,147    $  81,156
    Savings and interest checking .....................     266,635      255,487
    Certificates of deposit of $100,000 or more .......      32,929       13,874
    Other time deposits ...............................     162,370      134,494
                                                          ---------    ---------

       Total deposits .................................     539,081      485,011
                                                          ---------    ---------

  Securities sold under agreements to repurchase ......      12,588       12,569
  Federal funds purchased and other borrowed funds ....      10,500        7,400
  Other liabilities ...................................       9,854        9,422
  Capital notes and long term debt ....................      12,417        8,686
                                                          ---------    ---------

       Total liabilities ..............................     584,440      523,088
                                                          ---------    ---------
Continued

                     B.M.J. Financial Corp. and Subsidiaries
                     Consolidated Balance Sheet -- Continued


(unaudited)                                               June 30,    December 31,
(in thousands, except share data)                           1996         1995
                                                          ---------    ---------
  Commitments and contingencies

Shareholders' equity:
  Common stock, par value $1 per share ................
   Authorized 25,000,000 shares;
   issued 7,674,705 shares in 1996
   and 7,614,281 shares in 1995 .......................       7,675        7,614
  Surplus .............................................      37,052       36,520
  Retained earnings ...................................      24,178       21,104
  Unrealized gains (losses) on securities available
       for sale, net of tax ...........................      (1,689)         384
  Treasury stock (120,000 shares) at cost .............      (1,566)        --
                                                          ---------    ---------

     Total shareholders' equity .......................      65,650       65,622
                                                          ---------    ---------

     Total liabilities and shareholders' equity .......   $ 650,090    $ 588,710
                                                          =========    =========


See notes to consolidated financial statements

                                    B.M.J. Financial Corp. and Subsidiaries
                                     Consolidated Statement of Operations

(Unaudited)                                                     Three months ended        Six months ended
(In thousands, except per share amounts)                             June 30,                  June 30,
                                                             -----------------------   -----------------------
                                                                1996         1995        1996          1995
                                                             ----------   ----------   ----------   ----------
INTEREST INCOME
Interest and fees on loans ...............................   $    8,984   $    8,338   $   17,850   $   16,111
Interest on money market investments:
    Time deposits with other banks .......................            0         --              0           48
    Interest bearing deposits with other banks ...........            7           10           13           18
    Federal funds sold and repurchase agreements .........           40          126          149          180
    Other short term investments .........................           90           55          187          191
Interest on securities available for sale:
    U.S. Treasury securities .............................           29           34           75           67
    U.S. government agencies and corporations ............        1,311           17        2,225           17
    States and political subdivisions (tax-exempt) .......          102           52          214           55
Interest on securities held to maturity:
    U.S. Treasury securities .............................           86          262          171          550
    U.S. government agencies and corporations ............        1,119        1,249        2,176        2,493
    States and political subdivisions (tax-exempt) .......           71           69          103          129
    Other securities .....................................           50           12           94           24
                                                             ----------   ----------   ----------   ----------
       Total interest income .............................       11,889       10,224       23,257       19,883
                                                             ----------   ----------   ----------   ----------

INTEREST EXPENSE
Savings and interest checking deposits ...................        1,385        1,411        2,756        2,729
Certificates of deposit of $100,000 or more ..............          370          115          605          163
Other time deposits ......................................        2,066        1,451        3,985        2,583
Other debt ...............................................          462          237          866          451
                                                             ----------   ----------   ----------   ----------
       Total interest expense ............................        4,283        3,214        8,212        5,926
                                                             ----------   ----------   ----------   ----------
Net interest income ......................................        7,606        7,010       15,045       13,957
Provision for loan losses ................................           25         --             50            0
                                                             ----------   ----------   ----------   ----------
       Net interest income after provision for loan losses        7,581        7,010       14,995       13,957
                                                             ----------   ----------   ----------   ----------

NONINTEREST INCOME
Service charges, commissions, and fees ...................          865          861        1,769        1,800
Trust income .............................................          105          118          225          238
Gain on sale of other real estate ........................           23           48          303           86
                                                             ----------   ----------   ----------   ----------
       Total noninterest income ..........................          993        1,027        2,297        2,124
                                                             ----------   ----------   ----------   ----------

Continued

                                    B.M.J. Financial Corp. and Subsidiaries
                               Consolidated Statement of Operations -- Continued

(Unaudited)                                                     Three months ended        Six months ended
(In thousands, except per share amounts)                             June 30,                  June 30,
                                                             -----------------------   -----------------------
                                                                1996         1995        1996          1995
                                                             ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
Salaries and employee benefits ...........................        2,366        2,390        4,719        4,898
Net occupancy ............................................          743          733        1,439        1,464
Other real estate expense ................................           33          110          102          290
Other ....................................................        2,019        2,506        4,197        4,883
                                                             ----------   ----------   ----------   ----------
       Total noninterest expense .........................        5,161        5,739       10,457       11,535
                                                             ----------   ----------   ----------   ----------
Income before income tax expense .........................        3,413        2,298        6,835        4,546
Income tax expense .......................................        1,177          831        2,431        1,645
                                                             ----------   ----------   ----------   ----------

NET INCOME ...............................................   $    2,236   $    1,467   $    4,404   $    2,901
                                                             ==========   ==========   ==========   ==========

Net income per share (primary and fully diluted) .........   $     0.29   $     0.19   $     0.58   $     0.38
                                                             ==========   ==========   ==========   ==========

Weighted average shares outstanding ......................    7,614,742    7,904,203    7,647,689    7,902,453
                                                             ==========   ==========   ==========   ==========


See notes to consolidated financial statements.

                           B.M.J. Financial Corp. and Subsidiaries
                              Consolidated Statement of Changes
                                   in Shareholders' Equity


(unaudited)                                                        Six months ended June 30,
                                                                   -------------------------
(in thousands)                                                         1996        1995

SHAREHOLDERS' EQUITY

      Balance at beginning of period .............................   $ 65,622    $ 58,346

      Net income .................................................      4,404       2,901
      Stock issued ...............................................        593          48
      Cash dividends .............................................     (1,329)       (760)
      Repurchase of common stock .................................     (1,566)          0
      Unrealized gain (loss), net of tax,
         on investment securities ................................     (2,074)         61
                                                                     --------    --------

      Balance at end of period ...................................   $ 65,650    $ 60,596
                                                                     ========    ========




See notes to consolidated financial statements

                                B.M.J. Financial Corp. and Subsidiaries
                                 Consolidated Statement of Cash Flows

(unaudited)
(in thousands)                                                               Six months ended June 30,
                                                                             -------------------------
Cash flows from operating activities:
  Net income ...............................................................   $  4,404    $  2,901
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation of premises and equipment .................................        380         413
    Provision for loan losses ..............................................         50        --
    Amortization of intangibles ............................................         58          58
    Net accretion of securities available for sale .........................        (95)         (9)
    Net amortization of securities held to maturity ........................         18          33
    Net (increase) decrease in other real estate owned .....................       (231)         32
    Increase in other assets ...............................................     (1,090)       (767)
    Increase in other liabilities ..........................................        432         842
                                                                               --------    --------
Net cash provided by operating activities ..................................      3,926       3,503
                                                                               --------    --------

Cash flows from investing activities:
    Proceeds from maturities and sale of securities available for sale .....     22,201        --
    Purchase of securities available for sale ..............................    (47,849)    (13,565)
    Proceeds from maturities of securities held to maturity ................      5,276      10,501
    Purchase of securities held to maturity ................................    (20,783)     (3,924)
    Net increase in loans ..................................................    (22,089)    (28,220)
    Proceeds from sale of other real estate ................................      1,104       2,957
    Property and equipment expenditures ....................................       (526)       (177)
                                                                               --------    --------
Net cash used in investing activities ......................................    (62,666)    (32,428)
                                                                               --------    --------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, savings
         and interest checking accounts ....................................      7,139     (14,993)
  Net increase in certificates of deposit ..................................     46,931      29,764
  Repayments of capital notes and long term debt ...........................     (2,769)       --
  Net increase in other borrowed funds .....................................      3,100        --
  Net increase  in securities sold under agreements to repurchase ..........         19       5,431
  Proceeds from issuance of debt ...........................................      6,500        --
  Dividends declared .......................................................     (1,328)       (760)
  Proceeds from issuance of stock ..........................................        593          48
  Purchase of treasury stock ...............................................     (1,566)       --
                                                                               --------    --------
Net cash provided by financing activities ..................................     58,619      19,490
                                                                               --------    --------
Continued

                                B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Statement of Cash Flows -- Continued

(unaudited)
(in thousands)                                                               Six months ended June 30,
                                                                             -------------------------

Net change in cash and cash equivalents ....................................       (121)     (9,435)
Cash and cash equivalents at beginning of period ...........................     25,569      44,779
                                                                               --------    --------
Cash and cash equivalents at end of period .................................   $ 25,448    $ 35,344
                                                                               ========    ========

Cash paid during the period for:
  Interest .................................................................   $  7,833    $  5,587
                                                                               ========    ========
  Income taxes .............................................................   $  1,025    $    950
                                                                               ========    ========

Noncash investing activities:
  Transfer of loans to other real estate, net ..............................   $    307    $  1,727
                                                                               ========    ========
  Transfer of insubstance foreclosures to loans upon adoption of FAS 114 ...   $      0    $  2,935
                                                                               ========    ========



See notes to consolidated financial statements.

                     B.M.J. FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis For Financial Statement Presentation

         The information in this report is unaudited, is subject to year-end adjustments and audit, and is prepared in accordance with generally accepted accounting principles and prevailing practices within the banking industry. However, in the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial data as of and for the three-month and six-month periods ended June 30, 1996 and 1995. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

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

         Securities classified as held to maturity are comprised of securities that BMJ has the positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premium or accretion of discount. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Unrealized losses due to fluctuations in market value are recognized as security losses when a decline in value is assessed as being other than temporary.

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

                     B.M.J. Financial Corp. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The following discussion and analysis addresses material changes in BMJ's financial condition between December 31, 1995 and June 30, 1996 and material changes in its results of operations with respect to the three-month and six-month periods ended June 30, 1996 and 1995.

Earnings Performance

         BMJ reported net income for the second quarter ended June 30, 1996 of $2.2 million, compared to net income for the second quarter of 1995 of $1.5 million. For the six-months ended June 30, 1996, net income was $4.4 million compared to net income of $2.9 million for the comparable period of 1995.

         On a per share basis, net income for the second quarter of 1996 was $0.29, compared to net income of $0.19 for the second quarter of 1995. For the six-month period ended June 30, 1996, net income was $0.58, compared to net income of $0.38 for the six-month period ended June 30, 1995.

         Net interest income for the second quarter ended June 30, 1996 amounted $7.6 million compared to $7.0 million for the second quarter of 1995. For the six-month period ended June 30, 1996, net interest income amounted to $15.0 million versus $14.0 million for the six-month period ended June 30, 1995. BMJ's taxable equivalent net interest margin remained strong at 5.30% for the six-month period ended June 30, 1996.

         BMJ continued to reduce the level of total noninterest expenses while increasing operating efficiency. As a result, total noninterest expenses for the second quarter of 1996 amounted to $5.2 million, a reduction of 10% from total noninterest expenses of $5.7 million for the 1995 second quarter. For the six-month period ended June 30, 1996, total noninterest expenses amounted to $10.5 million, compared to total noninterest expenses of $11.5 million for the first six months of 1995.

         Net Interest Income

         Net interest income is interest earned on loans and other interest-earning assets minus interest paid on deposits and other borrowed funds. Interest rate fluctuations as well as changes in the volume and mix of interest-earning assets and interest-bearing liabilities combine to affect net interest income.

         BMJ's net interest income was $7.6 million for the second quarter of 1996 compared to $7.0 million for the second quarter of 1995. For the six months ended June 30, 1996, net interest income was $15.0 million compared to $14.0 million for the comparable 1995 period.

         The financial summary in Table 1 details yields and rates of major interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 1996 and 1995. Among other things, Table 1 shows that the cost of interest-bearing deposits increased to 3.40% for the six months ended June 30, 1996 compared to 2.91% for the corresponding period ended June 30, 1995. BMJ's net interest margin was 5.30% for the six-month period ended June 30, 1996 compared to 5.69% for the comparable 1995 period. This decrease of 39 basis points in BMJ's net interest margin is primarily due to the increase in cost of interest-bearing liabilities outpacing the increase in yields on interest-earning assets reflecting an increasingly competitive market for customer deposits.

         The impact of the narrower margin in 1996 was somewhat offset by a $77.1 million increase in BMJ's average interest-earning assets from $504.4 million to $581.5 million. The improvement in the amount of net interest income in the second quarter and first six months of 1996 compared with the comparable periods of 1995 is also partly attributable to the continuing reduction in BMJ's level of nonperforming assets whereby the proceeds from sales of properties are invested in interest-earning assets. BMJ's nonperforming assets at June 30, 1996 totaled $6.9 million, down from $7.7 million at December 31, 1995.

         Noninterest Expense

         Noninterest expense for the quarter ended June 30, 1996 was $5.2 million, a reduction of 10% from total noninterest expense of $5.7 million for the 1995 second quarter. For the six-month period ended June 30, 1996, total noninterest expense amounted to $10.5 million, a reduction of 9% from total noninterest expense of $11.5 million for the first six months of 1995. For the six-month period ended June 30, 1996, BMJ's efficiency ratio improved to 59.0% from 67.1% for the 1995 period.

         Other real estate expense decreased to $33 thousand for the quarter ended June 30, 1996, compared to $110 thousand for the 1995 second quarter and decreased to $102 thousand for the six-month period ended June 30, 1996 compared to $290 thousand for the 1995 period. Other real estate expense includes the costs to maintain repossessed properties such as real estate taxes, insurance and general maintenance expenses. During the six-month period ended June 30, 1996, BMJ was able to reduce the net balance of its other real estate to a net balance of $1.1 million at June 30, 1996 compared to the net balance of $3.0 million at June 30, 1995 primarily through the sale of properties.

         The other (or miscellaneous) noninterest expense category totaled $2.0 million for the quarter ended June 30, 1996 compared to $2.5 million for the second quarter of 1995. For the six-month period ended June 30, 1996, other noninterest expense totaled $4.2 million compared to $4.9 million for the six-month period ended June 30, 1995. The most significant item contributing to the 1996 decrease in this category compared to 1995 amounts was the reduction in BMJ's premium for FDIC insurance.

         In August 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a reduction in the premium banks pay for deposit insurance. For well-capitalized institutions, the premium was reduced from $0.23 for every $100 of deposits to $0.04 for every $100 of deposits. BMJ's subsidiary, The Bank of Mid-Jersey, is qualified as a well-capitalized institution. Following the FDIC's confirmation that the Bank Insurance Fund had met its designated level of $1.25 per every $100 of insured deposits, it was announced that no premiums would be assessed during 1996. As a result, BMJ's other noninterest expenses for the second quarter and six-month period ended June 30, 1996 include no FDIC insurance premium expenses compared to $262 thousand for the second quarter and $525 thousand for the first six months of 1995, respectively.

Balance Sheet Analysis

         Total assets of BMJ amounted to $650.1 million at June 30, 1996, increasing from $588.7 million at December 31, 1995. This increase is primarily attributable to an increased level of total deposits at June 30, 1996 versus December 31, 1995. Total deposits of $539.1 million at June 30, 1996 represents a 11.2% increase from the $485.0 of total deposits at December 31, 1995. Through ongoing direct marketing programs and competitively priced deposit products, it is BMJ's intention to increase its share of the retail deposits market.

         During 1996, BMJ continued to maintain its strong capital ratios and balance sheet condition. Shareholders' equity amounted to $65.7 million at June 30, 1996 compared to $65.6 million at December 31, 1995.

         In addition, asset quality continued to improve as total nonperforming assets at June 30, 1996 amounted to $6.9 million compared to $7.7 million at December 31, 1995.

         The following discussion addresses the major components of the balance sheet.

         Securities Available for Sale

         Securities which may be sold in response to changing market and interest rate conditions or as part of BMJ's asset/liability management strategy have been classified as securities available for sale. The securities available for sale portfolio amounted to $87.2 million at June 30, 1996 compared to $64.6 million at December 31, 1995. The securities available for sale portfolio is carried at fair value.

         Table 1 details the composition of the securities available for sale portfolio. In addition, Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the six-month periods ended June 30, 1996 and 1995.

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

         The securities held to maturity portfolio amounted to $98.0 million at June 30, 1996 compared to $82.5 million at December 31, 1995. Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the six-month periods ended June 30, 1996 and 1995.

                                                          Table 1
                                                     Financial Summary
                        Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                        Six months ended June 30, 1996        Six months ended June 30, 1995
                                                   ----------------------------------      --------------------------------
                                                     Average       Yields    Interest       Average      Yields   Interest
                                                     Balance         or      Income/        Balance        or      Income/
                                                                    Rates     Expense                     Rates    Expense
INTEREST-EARNING ASSETS
Money market investments:
    Time deposits with other banks                 $    --          -- %    $   --         $  1,650       5.87%    $    48
    Interest bearing deposits with other banks          601        4.34          13             638       5.69          18
    Federal funds sold and repurchase agreements      5,652        5.29         149           6,047       6.00         180
    Other short term investments                      7,076        5.30         187           6,399       6.02         191
                                                   --------        ----     -------        --------       ----     -------
        Total money market investments               13,329        5.25         349          14,734       5.98         437

Securities available for sale:
    U.S. Treasury securities                          2,749        5.47          75           2,946       4.59          67
    U.S. government agencies and corporations        65,923        6.77       2,225             598       5.73          17
    States and political subdivisions                10,805        6.01         324           2,507       6.68          83
    Other securities                                     --          --          --              --         --          --
                                                   --------        ----     -------        --------       ----     -------
        Total securities available for sale          79,477        6.62       2,624           6,051       5.57         167

Securities held to maturity:
    U.S. Treasury securities                          5,099        6.73         171          19,769       5.61         550
    U.S. government agencies and corporations        72,924        5.98       2,176          89,819       5.60       2,493
    States and political subdivisions                 4,439        7.05         156           4,598       8.55         195
    Other securities                                  3,025        6.23          94             798       6.06          24
                                                   --------        ----     -------        --------       ----     -------
        Total securities held to maturity            85,487        6.09       2,597         114,984       5.72       3,262
Loans, net of unearned income                       403,235        8.96      18,015         368,641       8.91      16,288
                                                   --------        ----     -------        --------       ----     -------
        Total interest-earning assets              $581,528        8.13%    $23,585        $504,410       8.06%    $20,154
                                                   ========        ====     =======        ========       ====     =======

Continued

                                                    Table 1 -- Continued
                                                     Financial Summary
                        Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                        Six months ended June 30, 1996        Six months ended June 30, 1995
                                                   ----------------------------------      --------------------------------
                                                     Average       Yields    Interest       Average      Yields   Interest
                                                     Balance         or      Income/        Balance        or      Income/
                                                                    Rates     Expense                     Rates    Expense
FUNDING SOURCES
Deposits:
    Savings and interest checking                  $256,792        2.15%    $ 2,756        $257,945       2.13%    $ 2,729
    Certificates of deposit of $100,000 or more      22,430        5.41         605           6,427       5.11         163
    Other time deposits                             154,644        5.17       3,985         115,306       4.52       2.583
                                                   --------        ----     -------        --------       ----     -------
        Total interest-bearing deposits             433,866        3.40       7,346         379,678       2.91       5,475

Securities sold under agreements to repurchase       15,588        4.30         334          14,220       4.88         344
Other borrowed funds                                  6,605        5.65         186             265       4.57           6
Other debt                                           10,489        6.62         346           2,700       7.54         101
                                                   --------        ----     -------        --------       ----     -------
        Total interest-bearing liabilities          466,548        3.53       8,212         396,863       3.01       5,926
Portion of noninterest-bearing funding sources      114,980          --          --         107,547         --          --
                                                   --------        ----     -------        --------       ----     -------
        Total funding sources                      $581,528        2.83%    $ 8,212        $504,410       2.37%    $ 5,926
                                                   ========        ====     =======        ========       ====      ======
Net interest margin and net interest income                        5.30%    $15,373                       5.69%    $14,288
                                                                   ====     =======                       ====     =======

Loan Portfolio

         BMJ's loan portfolio amounted to $420.3 million at June 30, 1996 increasing from $399.4 million at December 31, 1995.

         The following table provides a comparative analysis of the loan portfolio composition:

(in thousands)                                            June 30,    December 31,
                                                           1996           1995
                                                         --------       --------
Commercial, financial and agricultural ...........       $ 31,720       $ 24,869
Real estate - mortgage ...........................        303,885        295,535
Real estate - construction .......................         29,033         32,439
Consumer .........................................         55,627         46,521
                                                         --------       --------
                                                         $420,265       $399,364
                                                         ========       ========

         Substantially all of BMJ's lending activity is to customers, or collateralized by property, located within Mercer, Burlington and Ocean counties in New Jersey. Of the portfolio as a whole, at June 30, 1996, approximately 79.2% of BMJ's loans are collateralized by real estate and approximately 28.5% are residential loans.

Nonperforming Assets

         Nonperforming assets, as summarized in the table below, consist of nonperforming loans, impaired loans and net other real estate owned.

(in thousands)
                                                   June 30, 1996    December 31, 1995
                                                   -------------    -----------------
Nonperforming Loans:
Loans past due 90 days or
     more and accruing .....................          $   114           $  --
Nonaccrual loans ...........................            5,647             6,041
                                                      -------           -------
    Total nonperforming loans ..............            5,761             6,041
                                                      -------           -------

Other Real Estate:
Other real estate ..........................            1,353             1,963
Loss reserve ...............................             (233)             (277)
                                                      -------           -------
    Total other real estate, net ...........            1,120             1,686
                                                      -------           -------

Total Nonperforming Assets .................          $ 6,881           $ 7,727
                                                      =======           =======


         Nonperforming loans include nonaccrual loans, impaired loans, and loans 90 days or greater past due and still accruing. Loans are generally reported as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is determined to be in jeopardy. Loans, with the exception of partially charged off loans or loans with any portion classified as doubtful, may be placed back on accrual status when they become current as to both principal and interest and when concern as to future collectibility in full no longer exists. The remaining recorded balance of a partially charged off loan, however, may be returned to accrual status if the entire contractual loan balance, together with all unpaid contractual interest, is determined to be fully collectible. Nonperforming loans as a percentage of total loans were 1.4% as of June 30, 1996 and 1.5% as of December 31, 1995. The decline in nonaccrual loans is attributable to increased collections, transfers to other real estate and charge-offs.

         Potential problem loans consist of loans which are included in performing loans at June 30, 1996, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At June 30, 1996, such potential problem loans amounted to approximately $3.1 million. Depending on the state of the economy and the impact thereof on BMJ's borrowers, as well as other future events, these loans and others not currently so identified could be classified as nonperforming loans in the future.

         On January 1, 1995, BMJ adopted FAS No. 114, "Accounting be Creditors for Impairment of a Loan" and FAS No. 118. "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired, based on current information and events, if it is probable that BMJ will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the loan's historical effective interest rate except that all collateral- dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses.

         At June 30, 1996, BMJ's recorded investment in loans for which impairment has been recognized in accordance with FAS 114 amounted to $7.2 million. The reserve for loan losses of $9.3 million at June 30, 1996 includes reserves of $1.5 million applicable to such impaired loans. All of these loans were valued using the fair value of collateral method. The remaining reserve for loan losses, totaling $7.8 million at June 30, 1996, is available to absorb losses in BMJ's entire loan portfolio. During the six-month period ended June 30, 1996, the average recorded investment in impaired loans was approximately $7.0 million. Interest income recognized on total impaired loans during the six-month period ended June 30, 1996 was approximately $207 thousand.

         Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. A reserve for other real estate has been established to maintain the portfolio at the lower of cost or fair value less estimated disposition costs.

         Reserve for Loan Losses

         At June 30, 1996, the reserve for loan losses totaled $9.3 million compared to $10.1 million at December 31, 1995. The ratio of the reserve for loan losses to total loans at June 30, 1996 was 2.21% versus 2.53% at December 31, 1995. The table below provides a summary of the activity in the loan loss reserve plus additional key ratios for assessing the adequacy of the reserve for loan losses at June 30, 1996.

                                                                  Six months ended
                                                            ------------------------------
(in thousands)                                              June 30,1996     June 30, 1995
Reserve balance, beginning of year .....................      $  10,099        $  12,485
Gross charge-offs ......................................         (1,415)            (323)
Less: recoveries .......................................            534              671
                                                              ---------        ---------
Net charge-offs ........................................           (881)             348
Provision charged to operations ........................             50             --
                                                              ---------        ---------
Reserve balance, end of period .........................      $   9,268        $  12,883
                                                              =========        =========
Loans, end of period ...................................      $ 420,265        $ 384,254
Average loans outstanding ..............................      $ 403,235        $ 368,641
Ratio of net charge-offs to average loans outstanding ..            .22%             .09%
Ratio of reserve for loan losses to nonperforming loans          160.87%          154.63%
Ratio of reserve for loan losses to loans, end of period           2.21%            3.34%

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

         BMJ's gross charge-offs during the six-month period ended June 30, 1996 totaled $1.4 million. Subsequent to the charge-off of a loan, it is BMJ's policy to continue to vigorously pursue the collection of principal outstanding as well as past due interest. Collection efforts resulted in recoveries of $534 thousand on previously charged-off loans during the six-month period ended June 30, 1996 compared with $671 thousand for the first six months of 1995.

         The distribution of the reserve for loan losses and the percentage of loans in each category to total loans at June 30, 1996 is illustrated in the following table. The allocated reserve includes both the specific reserve as calculated under FAS 114 and the general reserve as calculated under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".

                    Allocation of the Reserve for Loan Losses
                                  June 30, 1996
(in thousands)                                                         % of Loans
                                                         Reserve    in Each Category
                                                          Amount      to Total Loans
                                                         -------    -----------------
Domestic:
     Commercial, financial and agricultural ......        $  924           7.54%
     Real estate  -  mortgage ....................         1,072          72.31
     Real estate  -  construction ................         6,169           6.91
     Consumer ....................................           337          13.24
Unallocated ......................................           766           --
                                                          ------         ------
                                                          $9,268         100.00%
                                                          ======         ======

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

         BMJ's total deposits increased to $539.1 million at June 30, 1996 compared to $485.0 million at December 31, 1995.

         Table 1 provides information concerning average rates and balances of BMJ's interest-bearing deposits for the six-month periods ended June 30, 1996 and 1995. Among other things, Table 1 shows that as a result of the increasing interest rate environment during 1996, the average rate paid on BMJ's average interest-bearing deposit balances increased to 3.40% for the six-month period ended June 30, 1996 from 2.91% for the comparable 1995 period.

         Capital

         BMJ's capital management objectives are to maintain a strong capital base while also maximizing shareholder value. The Board of Directors authorized certain actions to enhance shareholder value by returning excess capital to shareholders through both increased cash dividends and the repurchase of BMJ's common stock. The following table provides selected shareholders' equity ratios at June 30, 1996 and December 31, 1995.

(in thousands)                                      June 30,                 December 31,
                                                      1996                      1995
                                                    --------                 -----------

Shareholders' equity ...........................    $65,650                   $65,622
Shareholders' equity to assets ratio ...........      10.10%                    11.15%
Book value per share ...........................    $  8.69                   $  8.62

         The decrease in BMJ's equity ratio from December 31, 1995 resulted from the repurchase of common stock, payment of cash dividends as well as asset growth. In January 1996, the Board of Directors authorized the repurchase of up to 5% of BMJ's common stock at management's discretion, either on a privately negotiated basis or on the open market. As of June 30, 1996, BMJ had repurchased 120,000 shares under this authorization and expects to repurchase the remaining shares under this authorization by December 31, 1996.

         The Federal Reserve Board ("FRB") has issued risk-based capital guidelines applicable to member banks and bank holding companies and the FDIC has issued comparable guidelines applicable to state nonmember banks. The guidelines, which establish a risk-adjusted ratio relating to the total amount of assets and off-balance sheet exposures (as such assets and off-balance sheet items are weighted to reflect the risk inherent therein), require a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. The risk-based capital ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                                          June 30, 1996                            December 31,1995
                                    -----------------------------------        ------------------------------------
                                         Total               Tier 1               Total                  Tier 1
                                      Risk-Based            Risk-Based           Risk-Based            Risk-Based
                                    Capital Ratio         Capital Ratio        Capital Ratio         Capital Ratio
                                    -------------         -------------        -------------         -------------
B.M.J.Financial Corp. ..............    15.31%                14.05%               16.05%                14.19%
The Bank of Mid-Jersey .............    14.09%               12.83%                14.17%                12.90%

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

         The leverage ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                                       Leverage Ratio at                Leverage Ratio at
                                        June 30, 1996                    December 31,1995
                                       -----------------                -----------------
B.M.J.Financial Corp. ..............        10.17%                            10.87%
The Bank of Mid-Jersey .............         9.59%                            10.18%

         Failure to satisfy any minimum capital requirement applicable to BMJ or Mid-Jersey could subject BMJ or Mid- Jersey, as the case may be, to regulatory actions by the FRB.

         As a result of BMJ's strong capital ratios and continued earnings progress, the payment of quarterly dividends to shareholders was resumed during 1995 at the level of $.05 per share. During the fourth quarter of 1995, BMJ announced a 50% increase in the amount of the quarterly cash dividend to $.075 per share. On April 18, BMJ announced a quarterly cash dividend of $.10 per share to shareholders of record June 15, 1996 that was paid on July 1, 1996.

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

         At June 30, 1996, BMJ had a total of $112.7 million or 17.3% of total assets in cash and cash equivalents, and securities available for sale, representing its primary sources of liquidity, as compared to $90.2 million or 15.3% of assets at December 31, 1995. Another source of asset liquidity is the cash flows provided by maturities and periodic repayments of principal of both the securities held to maturity portfolio and the loan portfolio.

         Liabilities also provide a source of liquidity for BMJ. Wholesale certificates of deposit (none of which were brokered deposits) and repurchase agreements comprised 7.8% of total liabilities at June 30, 1996 and 5.1% of total liabilities at December 31, 1995. Management believes there is substantial room to increase these funding sources if necessary to meet its liquidity needs. The Bank of Mid-Jersey joined the Federal Home Loan Bank system during 1995 and has established a line of credit of approximately $71.9 million with the Federal Home Loan Bank of New York to further support and enhance liquidity. At June 30, 1996, approximately $22.9 million was outstanding against this line of credit. In addition, Mid-Jersey currently has a $5.0 million line of credit with a correspondent bank to cover short term funding needs in the federal funds market.

         As shown in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $121 thousand to $25.4 million at June 30, 1996. This decrease reflected net cash of $3.9 million provided by operating activities and $58.6 million of net cash provided by financing activities offset by $62.7 million of net cash used in investing activities. Cash generated by operating activities reflected BMJ's net income of $4.4 million adjusted for noncash charges and credits. Cash provided by financing activities primarily reflected the net increases in certificates of deposit partly offset by repayments of capital notes and long term debt. Cash used in investing activities was primarily for the purchase of the securities available for sale and the net increase in loans, offset in part by the proceeds from maturities of securities available for sale and the proceeds from maturities of securities held to maturity.

         At June 30, 1996, B.M.J. Financial Corp., the parent company, had a total of $2.0 million in cash and cash equivalents and $5.0 million in available-for-sale securities, which serve as the parent company's primary sources of liquidity. The parent company does not maintain lines of credit or other borrowing arrangements. B.M.J. Financial Corp. has the capacity to borrow funds from the Federal Reserve discount window to meet liquidity needs that are not funded through subsidiary dividends or income.

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

Item 3.  Defaults Upon Senior Securities.
                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
                  Not Applicable

Item 5.  Other Information.
                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits
                       11. Statement Regarding Computation of Per Share Earnings
                       27. Financial Data Schedule

                  (b)  Reports on Form 8-K
                       None has been filed during this period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             B.M.J. Financial Corp.
                                                (Registrant)



Date            08/10/96                    By: /s/E. Jack Elias
          --------------------                  --------------------------------
                                                E. Jack Elias
                                                President




Date            08/10/96                        /s/Joseph M. Reardon
          --------------------                  --------------------------------
                                                Joseph M. Reardon
                                                Chief Financial Officer