Form 10-Q
period 1996-09-30
BMJ FINANCIAL CORP
filed 1996-11-08
CIK 731244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                                   (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                      or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,518,556 shares of common stock, $1.00 par value, outstanding on October 31, 1996.

                                      INDEX


PART 1.           FINANCIAL INFORMATION

Consolidated  Balance  Sheet - September 30, 1996  (Unaudited)  and December 31,
     1995


Consolidated  Statement  of  Operations  - Three  months and nine  months  ended
     September 30, 1996 and 1995 (Unaudited)


Consolidated  Statement  of Changes in  Shareholders  Equity - Nine months ended
     September 30, 1996 and 1995 (Unaudited)


Consolidated  Statement of Cash Flows - Nine months ended September 30, 1996 and
     1995 (Unaudited)



Notes to Consolidated Financial Statements (Unaudited)


Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
     Operations



PART 11.          OTHER INFORMATION



SIGNATURES

                     B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Balance Sheet


(unaudited)                                           September 30,     December 31,
(in thousands, except share data)                          1996             1995
                                                         ---------       ---------
Cash and cash equivalents:
  Cash and due from banks .........................      $  24,720       $  19,905
  Money market investments ........................            140           5,664
                                                         ---------       ---------
     Total cash and cash equivalents ..............         24,860          25,569

Securities available for sale (amortized cost of
     $78,818 in 1996 and $64,025 in 1995) .........         76,887          64,608

Securities held to maturity (fair value of $98,505
      in 1996 and $83,001 in 1995) ................         98,949          82,515

Loans, net of unearned income and less reserve for
      loan losses of $9,334 (1996) and $10,099 ....        427,086         389,265
                                                                             (1995)

Premises and equipment, net .......................          5,910           6,060
Other real estate, net ............................          1,503           1,686
Other assets ......................................         20,027          19,007
                                                         ---------       ---------
     Total assets .................................      $ 655,222       $ 588,710
                                                         =========       =========

Liabilities:
  Deposits:
    Demand deposits (noninterest-bearing) .........      $  72,952       $  81,156
    Savings and interest checking .................        271,299         255,487
    Certificates of deposit of $100,000 or more ...         33,451          13,874
    Other time deposits ...........................        159,488         134,494
                                                         ---------       ---------
       Total deposits .............................        537,190         485,011
                                                         ---------       ---------

  Securities sold under agreements to repurchase ..         14,335          12,569
  Federal funds purchased and other borrowed funds          14,200           7,400
  Other liabilities ...............................         10,828           9,422
  Capital notes and long term debt ................         12,347           8,686
                                                         ---------       ---------
       Total liabilities ..........................        588,900         523,088
                                                         ---------       ---------

                     B.M.J. Financial Corp. and Subsidiaries
                           Consolidated Balance Sheet
                                  (continued)

(unaudited)                                           September 30,     December 31,
(in thousands, except share data)                          1996             1995
                                                         ---------       ---------

  Commitments and contingencies

Shareholders' equity:
  Common stock, par value $1 per share ............
   Authorized 25,000,000 shares;
   issued 7,686,069 shares in 1996
   and 7,614,281 shares in 1995 ...................          7,686           7,614
  Surplus .........................................         37,195          36,520
  Retained earnings ...............................         25,058          21,104
  Unrealized gains (losses) on securities available
       for sale, net of tax .......................         (1,275)            384
  Treasury stock (178,000 shares) at cost .........         (2,342)           --
                                                         ---------       ---------
     Total shareholders' equity ...................         66,322          65,622
                                                         ---------       ---------
     Total liabilities and shareholders' equity ...      $ 655,222       $ 588,710
                                                         =========       =========

                 See notes to consolidated financial statements

                                               B.M.J. Financial Corp. and Subsidiaries
                                                Consolidated Statement of Operations

(Unaudited)                                                                   Three months ended              Nine months ended
(In thousands, except per share amounts)                                           Sept. 30,                       Sept. 30,
                                                                        --------------------------      ---------------------------
                                                                            1996            1995            1996            1995
                                                                        ----------      ----------      ----------      ----------
INTEREST INCOME
Interest and fees on loans .........................................    $    9,417      $    8,588      $   27,267      $   24,699
Interest on money market investments:
    Time deposits with other banks .................................          --              --                 0              48
    Interest bearing deposits with other banks .....................             7               4              20              22
    Federal funds sold and repurchase agreements ...................            15              93             164             273
    Other short term investments ...................................            18              99             205             290
Interest on securities available for sale:
    U.S. Treasury securities .......................................            20              46              95             113
    U.S. government agencies and corporations ......................         1,261             257           3,486             274
    States and political subdivisions (tax-exempt) .................            62              96             276             151
Interest on securities held to maturity:
    U.S. Treasury securities .......................................            85             240             256             790
    U.S. government agencies and corporations ......................         1,186           1,230           3,362           3,723
    States and political subdivisions (tax-exempt) .................           103              55             206             184
    Other securities ...............................................            66              43             160              67
                                                                        ----------      ----------      ----------      ----------
        Total interest income ......................................        12,240          10,751          35,497          30,634
                                                                        ----------      ----------      ----------      ----------

INTEREST EXPENSE
Savings and interest checking deposits .............................         1,474           1,499           4,230           4,228
Certificates of deposit of $100,000 or more ........................           449             177           1,054             340
Other time deposits ................................................         2,041           1,749           6,026           4,332
Other debt .........................................................           553             261           1,419             712
                                                                        ----------      ----------      ----------      ----------
        Total interest expense .....................................         4,517           3,686          12,729           9,612
                                                                        ----------      ----------      ----------      ----------
Net interest income ................................................         7,723           7,065          22,768          21,022
Provision for loan losses ..........................................            45            --                95            --
                                                                        ----------      ----------      ----------      ----------
        Net interest income after provision for loan losses ........         7,678           7,065          22,673          21,022
                                                                        ----------      ----------      ----------      ----------

                                               B.M.J. Financial Corp. and Subsidiaries
                                                Consolidated Statement of Operations
                                                            (continued)

(Unaudited)                                                                   Three months ended              Nine months ended
(In thousands, except per share amounts)                                           Sept. 30,                       Sept. 30,
                                                                        --------------------------      ---------------------------
                                                                            1996            1995            1996            1995
                                                                        ----------      ----------      ----------      ----------
NONINTEREST INCOME
Service charges, commissions, and fees .............................         1,091             954           2,860           2,754
Trust income .......................................................           105             106             330             344
Gain on sale of other real estate ..................................          --                17             303             103
                                                                        ----------      ----------      ----------      ----------
        Total noninterest income ...................................         1,196           1,077           3,493           3,201
                                                                        ----------      ----------      ----------      ----------
NONINTEREST EXPENSE
Salaries and employee benefits .....................................         2,424           2,284           7,143           7,182
Net occupancy ......................................................           747             694           2,186           2,158
Other real estate expense ..........................................            43             113             145             403
Other ..............................................................         2,010           2,222           6,207           7,105
                                                                        ----------      ----------      ----------      ----------
        Total noninterest expense ..................................         5,224           5,313          15,681          16,848
                                                                        ----------      ----------      ----------      ----------
Income before income tax expense ...................................         3,650           2,829          10,485           7,375
Income tax expense .................................................         1,271               8           3,702           1,653
                                                                        ----------      ----------      ----------      ----------

NET INCOME .........................................................    $    2,379      $    2,821      $    6,783      $    5,722
                                                                        ==========      ==========      ==========      ==========
Net income per share - Primary .....................................    $     0.31      $     0.37      $     0.89      $     0.74
                                                                        ==========      ==========      ==========      ==========
                     - Fully diluted                                    $     0.31      $     0.36      $     0.88      $     0.74
                                                                        ==========      ==========      ==========      ==========
Weighted average shares outstanding - Primary ......................     7,611,884       7,722,363       7,630,065       7,699,947
                                                                        ==========      ==========      ==========      ==========
                                    - Fully diluted.................     7,672,310       7,918,947       7,704,810       7,911,214
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


                            B.M.J. Financial Corp. and Subsidiaries
                               Consolidated Statement of Changes
                                    in Shareholders' Equity


(unaudited)                                                   Nine months ended September 30,
                                                              -------------------------------
(in thousands)                                                        1996          1995
                                                                  --------       --------
SHAREHOLDERS' EQUITY

Balance at beginning of period .............................      $ 65,622       $ 58,346

Net income .................................................         6,783          5,722
Stock issued ...............................................           748            136
Cash dividends .............................................        (2,830)        (1,140)
Repurchase of common stock .................................        (2,342)             0
Unrealized gain (loss), net of tax, on investment securities        (1,659)            69
                                                                  --------       --------

Balance at end of period ...................................      $ 66,322       $ 63,133
                                                                  ========       ========

                        See notes to consolidated financial statements

                                   B.M.J. Financial Corp. and Subsidiaries
                                     Consolidated Statement of Cash Flows

(unaudited)
(in thousands)                                                               Nine months ended September 30,
                                                                             -------------------------------
                                                                                    1996           1995
                                                                                  --------       --------
Cash flows from operating activities:
  Net income ...............................................................      $  6,783       $  5,722
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation of premises and equipment .................................           576            586
    Provision for loan losses ..............................................            95              0
    Amortization of intangibles ............................................            87             86
    Net accretion of securities available for sale .........................           (98)           (32)
    Net amortization of securities held to maturity ........................            53             52
    Net (increase) decrease in other real estate owned .....................          (191)           124
    (Increase) decrease  in other assets ...................................          (253)            80
    Increase in other liabilities ..........................................         1,408            959
                                                                                  --------       --------
Net cash provided by operating activities ..................................         8,460          7,577
                                                                                  --------       --------

Cash flows from investing activities:
    Proceeds from maturities and sale of securities available for sale .....        33,166          1,517
    Purchase of securities available for sale ..............................       (47,861)       (35,607)
    Proceeds from maturities of securities held to maturity ................         5,791         15,512
    Purchase of securities held to maturity ................................       (22,278)        (3,924)
    Net increase in loans ..................................................       (38,783)       (26,230)
    Proceeds from sale of other real estate ................................         1,241          4,194
    Property and equipment expenditures ....................................          (426)          (876)
                                                                                  --------       --------
Net cash used in investing activities ......................................       (69,150)       (45,414)
                                                                                  --------       --------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, savings and
      interest checking accounts ...........................................         7,608        (18,044)
  Net increase in certificates of deposit ..................................        44,571         32,712
  Repayments of capital notes and long term debt ...........................        (2,839)             0
  Net increase in other borrowed funds .....................................         6,800          1,050
  Net increase  in securities sold under agreements to repurchase ..........         1,766          6,053
  Proceeds from issuance of debt ...........................................         6,500              0
  Dividends paid ...........................................................        (2,830)        (1,140)
  Proceeds from issuance of stock ..........................................           747            125
  Purchase of treasury stock ...............................................        (2,342)             0
                                                                                  --------       --------
Net cash provided by financing activities ..................................        59,981         20,756
                                                                                  --------       --------

                                   B.M.J. Financial Corp. and Subsidiaries
                                     Consolidated Statement of Cash Flows
                                                 (continued)
(unaudited)
(in thousands)                                                               Nine months ended September 30,
                                                                             -------------------------------
                                                                                    1996           1995
                                                                                  --------       --------
Net change in cash and cash equivalents ....................................          (709)       (17,081)
Cash and cash equivalents at beginning of period ...........................        25,569         44,779
                                                                                  --------       --------
Cash and cash equivalents at end of period .................................      $ 24,860       $ 27,698
                                                                                  ========       ========

Cash paid during the period for:
  Interest .................................................................      $ 12,484       $  8,938
                                                                                  ========       ========
  Income taxes .............................................................      $  1,741       $    965
                                                                                  ========       ========

Noncash investing activities:
  Transfer of loans to other real estate, net ..............................      $    867       $  2,755
                                                                                  ========       ========
  Transfer of insubstance foreclosures to loans upon adoption of FAS 114 ...      $      0       $  2,935
                                                                                  ========       ========

                               See notes to consolidated financial statements.

                     B.M.J. FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis For Financial Statement Presentation

         The information in this report is unaudited, is subject to year-end adjustments and audit, and is prepared in accordance with generally accepted accounting principles and prevailing practices within the banking industry. However, in the opinion of management, the information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial data as of and for the three-month and nine-month periods ended September 30, 1996 and 1995. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

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

2.       Acquisition

         On  August  29,  1996,  B.M.J.   Financial  Corp.  and  Summit  Bancorp
("Summit") announced the signing of an agreement under which Summit will acquire BMJ in an exchange of stock.

         The agreement contemplates an exchange of 0.560 of a share of Summit common stock for each share of BMJ stock. Summit will receive an option to purchase up to 19.9% of BMJ's common stock if certain conditions occur. Additionally, the agreement allows for BMJ to declare quarterly common dividends until the closing date in an amount equivalent to the common dividend rate declared by Summit.

         The transaction is subject to shareholder and regulatory approvals and certain other conditions and is scheduled to be completed in the first quarter of 1997. It is anticipated that it will be accounted for as a pooling-of-interests.

3.       Securities

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

5.       Reserve For Loan Losses

         On January 1, 1995, BMJ adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired, based on current information and events, if it is probable that BMJ will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the loan's historical effective interest rate except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

6.       Income Recognition on Impaired and Nonaccrual Loans

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

7.       Other Real Estate

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

8.       Income Taxes

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

                     B.M.J. Financial Corp. and Subsidiaries
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


The following discussion and analysis addresses material changes in BMJ's financial condition between December 31, 1995 and September 30, 1996 and material changes in its results of operations with respect to the three-month and nine-month periods ended September 30, 1996 and 1995.

Earnings Performance

         BMJ reported net income for the third quarter ended September 30, 1996 of $2.4 million, compared to net income for the third quarter of 1995 of $2.8 million. For the nine-months ended September 30, 1996, net income was $6.8 million compared to net income of $5.7 million for the comparable period of 1995.

         On a per share basis, net income for the third quarter of 1996 was $0.31, compared to net income of $0.36 for the third quarter of 1995. For the nine-month period ended September 30, 1996, net income was $0.88, compared to net income of $0.74 for the nine-month period ended September 30, 1995.

         Net interest income for the third quarter ended September 30, 1996 amounted $7.7 million compared to $7.1 million for the third quarter of 1995. For the nine-month period ended September 30, 1996, net interest income amounted to $22.8 million versus $21.0 million for the nine-month period ended September 30, 1995. BMJ's taxable equivalent net interest margin remained strong at 5.24% for the nine-month period ended September 30, 1996.

         BMJ's pre-tax income for the third quarter ended September 30, 1996 totaled $3.7 million, an increase of 29.0% over the pre-tax income of $2.8 million reported for the third quarter of 1995. For the nine-month period ended September 30, 1996, pre-tax income amounted to $10.5 million, an increase of 42.2% over the pre-tax income of $7.4 million reported for the comparable 1995 period.

         Income tax expense for the quarter ended September 30, 1996 amounted to $1.3 million, compared to $8 thousand for the third quarter of 1995. Income tax expense for the nine-month period ended September 30, 1996 totaled $3.7 million compared to $1.7 million for the comparable period of 1995.

         As a result of significant tax loss carryback refund claims previously filed by the Company, BMJ had been under examination by the Internal Revenue Service ("IRS") for the taxable years 1989 through 1993. During the third quarter of 1995, BMJ received the Revenue Agent's Report ("RAR") for the years under audit and agreed to the examiner's findings. BMJ then evaluated its reserves for income taxes based on acceptance of the RAR. As a result of this review, income tax expense for the three-month and nine-month periods ended September 30, 1995 was reduced by $1.0 million, representing the reversal of previously accrued income taxes. BMJ believes that its remaining income tax reserves are adequate to cover tax liabilities for all open years.

         Total noninterest expenses for the third quarter of 1996 amounted to $5.2 million, compared to total noninterest expenses of $5.3 million for the 1995 third quarter. For the nine-month period ended September 30, 1996, total noninterest expenses amounted to $15.7 million, compared to total noninterest expenses of $16.8 million for the first nine months of 1995.

         Net Interest Income

         Net interest income is interest earned on loans and other interest-earning assets minus interest paid on deposits and other borrowed funds. Interest rate fluctuations as well as changes in the volume and mix of interest-earning assets and interest-bearing liabilities combine to affect net interest income.

         BMJ's net interest income was $7.7 million for the third quarter of 1996 compared to $7.1 million for the third quarter of 1995. For the nine months ended September 30, 1996, net interest income was $22.8 million compared to $21.0 million for the comparable 1995 period.

         The financial summary in Table 1 details yields and rates of major interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 1996 and 1995. Among other things, Table 1 shows that the cost of interest-bearing deposits increased to 3.41% for the nine months ended September 30, 1996 compared to 3.07% for the corresponding period ended September 30, 1995. BMJ's net interest margin was 5.24% for the nine-month period ended September 30, 1996 compared to 5.58% for the comparable 1995 period. This decrease of 34 basis points in BMJ's net interest margin is primarily due to the increase in cost of interest-bearing liabilities outpacing the increase in yields on interest-earning assets reflecting an increasingly competitive market for customer deposits.

         The impact of the narrower margin in 1996 was somewhat offset by a $77.1 million increase in BMJ's average interest-earning assets from $514.4 million to $591.5 million. The improvement in the amount of net interest income in the third quarter and first nine months of 1996 compared with the comparable periods of 1995 is also partly attributable to the continuing reduction in BMJ's level of nonperforming assets whereby the proceeds from sales of properties are invested in interest-earning assets. BMJ's nonperforming assets at September 30, 1996 totaled $6.7 million, down from $7.7 million at December 31, 1995.

         Noninterest Expense

         Noninterest expense for the quarter ended September 30, 1996 was $5.2 million, compared to total noninterest expense of $5.3 million for the 1995 third quarter. For the nine-month period ended September 30, 1996, total noninterest expense amounted to $15.7 million as compared with total noninterest expense of $16.8 million for the first nine months of 1995. For the nine-month period ended September 30, 1996, BMJ's efficiency ratio improved to 58.7% from 68.2% for the comparable 1995 period.

         Other real estate expense decreased to $43 thousand for the quarter ended September 30, 1996, compared to $113 thousand for the 1995 third quarter and decreased to $145 thousand for the nine-month period ended September 30, 1996 compared to $403 thousand for the 1995 period. Other real estate expense includes the costs to maintain repossessed properties such as real estate taxes, insurance and general maintenance expenses. During the nine-month period ended September 30, 1996, BMJ was able to reduce the net balance of its other real estate to a net balance of $1.5 million at September 30, 1996 compared to the net balance of $2.7 million at September 30, 1995 primarily through the sale of properties.

         The other (or miscellaneous) noninterest expense category totaled $2.0 million for the quarter ended September 30, 1996 compared to $2.2 million for the third quarter of 1995. For the nine-month period ended September 30, 1996, other noninterest expense totaled $6.2 million compared to $7.1 million for the nine-month period ended September 30, 1995. The most significant item contributing to the 1996 decrease in this category compared to 1995 amounts was the reduction in BMJ's premium for FDIC insurance.

         In August 1995, the Federal Deposit Insurance Corporation ("FDIC") approved a reduction in the premium banks pay for deposit insurance. For well-capitalized institutions, the premium was reduced from $0.23 for every $100 of deposits to $0.04 for every $100 of deposits. BMJ's subsidiary, The Bank of Mid-Jersey, is qualified as a well-capitalized institution. Following the FDIC's confirmation that the Bank Insurance Fund had met its designated level of $1.25 per every $100 of insured deposits, it was announced that no premiums would be assessed during 1996. As a result, BMJ's other noninterest expenses for the nine-month period ended September 30, 1996 include no FDIC insurance premium expenses compared to $492 thousand for the first nine months of 1995.

Balance Sheet Analysis

         Total assets of BMJ amounted to $655.2 million at September 30, 1996, increasing from $588.7 million at December 31, 1995. This increase is primarily attributable to an increased level of total deposits at September 30, 1996 versus December 31, 1995. Total deposits of $537.2 million at September 30, 1996 represents a 10.8% increase from the $485.0 of total deposits at December 31, 1995. Through ongoing direct marketing programs and competitively priced deposit products, it is BMJ's intention to increase its share of the retail deposits market.

         During 1996, BMJ continued to maintain its strong capital ratios and balance sheet condition. Shareholders' equity amounted to $66.3 million at September 30, 1996 compared to $65.6 million at December 31, 1995.

         In addition, asset quality continued to improve as total nonperforming assets at September 30, 1996 amounted to $6.7 million compared to $7.7 million at December 31, 1995.

         The following discussion addresses the major components of the balance sheet.

         Securities Available for Sale

         Securities which may be sold in response to changing market and interest rate conditions or as part of BMJ's asset/liability management strategy have been classified as securities available for sale. The securities available for sale portfolio amounted to $76.9 million at September 30, 1996 compared to $64.6 million at December 31, 1995. The securities available for sale portfolio is carried at fair value.

         Table 1 details the composition of the securities available for sale portfolio. In addition, Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the nine-month periods ended September 30, 1996 and 1995.

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

         The securities held to maturity portfolio amounted to $98.9 million at September 30, 1996 compared to $82.5 million at December 31, 1995. Table 1 provides information concerning average yields and balances of the securities available for sale portfolio for the nine-month periods ended September 30, 1996 and 1995.

                                                               Table 1
                                                          Financial Summary
                             Averages Balances, Rates Paid and Yields (yields on a tax-equivalent basis)

(in thousands)                                       Nine months ended September 30, 1996       Nine months ended September 30, 1995
                                                     ------------------------------------       ------------------------------------
                                                                      Yields     Interest                         Yields   Interest
                                                     Average            or       Income/          Average          or      Income/
                                                     Balance          Rates      Expense          Balance         Rates    Expense
                                                   ---------           ----     --------         --------          ----      -------
INTEREST-EARNING ASSETS Money market investments:
    Time deposits with other banks                 $      -               -%    $      -         $  1,094          5.87%     $    48
    Interest bearing deposits with other banks           532           5.01           20              545          5.40           22
    Federal funds sold and repurchase agreements       4,142           5.27          164            6,150          5.93          273
    Other short term investments                       5,165           5.29          205            6,491          5.97          290
                                                   ---------           ----     --------         --------          ----      -------
        Total money market investments                 9,839           5.27          389           14,280          5.93          633

Securities available for sale:
    U.S. Treasury securities                           2,264           5.59           95            3,253          4.64          113
    U.S. government agencies and corporations         68,184           6.81        3,486            5,577          6.57          274
    States and political subdivisions                  9,256           6.02          418            4,784          6.40          229
    Other securities                                       -              -            -                -             -            -
                                                   ---------           ----     --------         --------          ----      -------
        Total securities available for sale           79,704           6.68        3,999           13,614          6.05          616

Securities held to maturity:
    U.S. Treasury securities                           5,092           6.70          256           18,584          5.68          790
    U.S. government agencies and corporations         75,085           5.96        3,362           88,760          5.61        3,723
    States and political subdivisions                  6,215           6.69          312            4,372          8.50          278
    Other securities                                   3,425           6.22          160            1,322          6.78           67
                                                   ---------           ----     --------         --------          ----      -------
        Total securities held to maturity             89,817           6.07        4,090          113,038          5.75        4,858
Loans, net of unearned income                        412,105           8.89       27,513          373,512          8.94       24,964
                                                   ---------           ----     --------         --------          ----      -------
        Total interest-earning assets              $ 591,465           8.11%    $ 35,991         $514,444          8.08%     $31,071
                                                   =========           ====     ========         ========          ====      =======
FUNDING SOURCES
Deposits:
    Savings and interest checking                  $ 261,011           2.16%    $  4,230         $257,393          2.20%     $ 4,228
    Certificates of deposit of $100,000 or more       25,989           5.40        1,054            8,423          5.40          340
    Other time deposits                              155,468           5.16        6,026          121,416          4.77        4.332
                                                   ---------           ----     --------         --------          ----      -------
        Total interest-bearing deposits              442,468           3.41       11,310          387,232          3.07        8,900

Securities sold under agreements to repurchase        15,537           4.29          500           15,118          4.86          550
Other borrowed funds                                   8,664           5.64          367              176          4.56            6
Other debt                                            11,121           6.61          552            2,792          7.45          156
                                                   ---------           ----     --------         --------          ----      -------
        Total interest-bearing liabilities           477,790           3.55       12,729          405,318          3.17        9,612
Portion of noninterest-bearing funding sources       113,675              -           -           109,126             -            -
                                                  ----------           -----    --------        ---------          ----     --------
        Total funding sources                      $ 591,465           2.87%    $ 12,729         $514,444          2.50%    $  9,612
                                                   =========           ====     ========         ========          ====      =======
Net interest margin and net interest income                            5.24%    $ 23,262                           5.58%    $ 21,459
                                                                       ====     ========                           ====     ========

Loan Portfolio

         BMJ's loan portfolio amounted to $436.4 million at September 30, 1996 increasing from $399.4 million at December 31, 1995.

         The following table provides a comparative analysis of the loan portfolio composition:

(in thousands)                                 September 30,       December 31,
                                                   1996                1995
                                                 --------            --------
Commercial, financial and agricultural           $ 33,482            $ 24,869
Real estate - mortgage                            311,959             295,535
Real estate - construction                         24,889              32,439
Consumer                                           66,090              46,521
                                                 --------            --------
                                                 $436,420            $399,364
                                                 ========            ========

         Substantially all of BMJ's lending activity is to customers, or collateralized by property, located within Mercer, Burlington and Ocean counties in New Jersey. Of the portfolio as a whole, at September 30, 1996, approximately 76% of BMJ's loans are collateralized by real estate and approximately 18% are residential loans.

Nonperforming Assets

         Nonperforming assets, as summarized in the table below, consist of nonperforming loans, impaired loans and net other real estate owned.

(in thousands)                                September 30,         December 31,
                                                   1996                1995
                                                 -------             -------
Nonperforming Loans:
Loans past due 90 days or
     more and accruing                           $   205             $     -
Nonaccrual loans                                   3,410               6,041
Restructured loans                                 1,589                   -
                                                 -------             -------
    Total nonperforming loans                      5,204               6,041
                                                 -------             -------

Other Real Estate:
Other real estate                                  1,650               1,963
Loss reserve                                        (147)               (277)
                                                 -------             -------
    Total other real estate, net                   1,503               1,686
                                                 -------             -------
Total Nonperforming Assets                       $ 6,707             $ 7,727
                                                 =======             =======

         Nonperforming loans include nonaccrual loans, impaired loans, and loans 90 days or greater past due and still accruing. Loans are generally reported as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is determined to be in jeopardy. Loans, with the exception of partially charged off loans or loans with any portion classified as doubtful, may be placed back on accrual status when they become current as to both principal and interest and when concern as to future collectibility in full no longer exists. The remaining recorded balance of a partially charged off loan, however, may be returned to accrual status if the entire contractual loan balance, together with all unpaid contractual interest, is determined to be fully collectible. Nonperforming loans as a percentage of total loans were 1.2% as of September 30, 1996 and 1.5% as of December 31, 1995. The decline in nonaccrual loans is attributable to increased collections, transfers to other real estate and charge-offs.

         Potential problem loans consist of loans which are included in performing loans at September 30, 1996, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At September 30, 1996, such potential problem loans amounted to approximately $1.1 million. Depending on the state of the economy and the impact thereof on BMJ's borrowers, as well as other future events, these loans and others not currently so identified could be classified as nonperforming loans in the future.

         On January 1, 1995, BMJ adopted FAS No. 114, "Accounting be Creditors for Impairment of a Loan" and FAS No. 118. "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". FAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered to be impaired, based on current information and events, if it is probable that BMJ will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the loan's historical effective interest rate except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. If the loan valuation is less than the recorded value of the loan, an impairment reserve must be established for the difference. The impairment reserve is established by either an allocation of the reserve for loan losses or by a provision for loan losses.

         At September 30, 1996, BMJ's recorded investment in loans for which impairment has been recognized in accordance with FAS 114 amounted to $5.8 million. The reserve for loan losses of $9.3 million at September 30, 1996 includes reserves of $1.3 million applicable to such impaired loans. All of these loans were valued using the fair value of collateral method. The remaining reserve for loan losses, totaling $8.0 million at September 30, 1996, is available to absorb losses in BMJ's entire loan portfolio. During the nine-month period ended September 30, 1996, the average recorded investment in impaired loans was approximately $6.6 million. Interest income recognized on total impaired loans during the nine-month period ended September 30, 1996 was approximately $254 thousand.

         Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. A reserve for other real estate has been established to maintain the portfolio at the lower of cost or fair value less estimated disposition costs.

         Reserve for Loan Losses

         At September 30, 1996, the reserve for loan losses totaled $9.3 million compared to $10.1 million at December 31, 1995. The ratio of the reserve for loan losses to total loans at September 30, 1996 was 2.14% versus 2.53% at December 31, 1995. The table below provides a summary of the activity in the loan loss reserve plus additional key ratios for assessing the adequacy of the reserve for loan losses at September 30, 1996.

                                                                  Nine months ended
                                                             -----------------------------
(in thousands)                                               September 30     September 30
                                                                 1996             1995
                                                              ---------        ---------
Reserve balance, beginning of year .....................      $  10,099        $  12,485
Gross charge-offs ......................................         (1,812)          (1,142)
Less: recoveries .......................................            952            1,460
                                                              ---------        ---------
Net charge-offs (recoveries) ...........................            860             (318)
Provision charged to operations ........................             95             --
                                                              ---------        ---------
Reserve balance, end of period .........................      $   9,334        $  12,803
                                                              =========        =========

Loans, end of period ...................................      $ 436,420        $ 381,207
Average loans outstanding ..............................      $ 412,105        $ 373,512
Ratio of net charge-offs to average loans outstanding ..            .21%            (.09%)
Ratio of reserve for loan losses to nonperforming loans          179.36%          203.22%
Ratio of reserve for loan losses to loans, end of period           2.14%            3.36%

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

         BMJ's gross charge-offs during the nine-month period ended September 30, 1996 totaled $1.8 million. Subsequent to the charge-off of a loan, it is BMJ's policy to continue to vigorously pursue the collection of principal outstanding as well as past due interest. Collection efforts resulted in recoveries of $952 thousand on previously charged-off loans during the nine-month period ended September 30, 1996 compared with $1.5 million for the first nine months of 1995.

         The distribution of the reserve for loan losses and the percentage of loans in each category to total loans at September 30, 1996 is illustrated in the following table. The allocated reserve includes both the specific reserve as calculated under FAS 114 and the general reserve as calculated under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies".

                    Allocation of the Reserve for Loan Losses
                               September 30, 1996

(in thousands)                                                 % of Loans
                                                 Reserve     in Each Category
                                                 Amount       to Total Loans
                                                 ------       --------------
Domestic:
     Commercial, financial and agricultural .... $1,028            7.67%
     Real estate  -  mortgage ..................  6,186           71.48
     Real estate  -  construction ..............    960            5.70
     Consumer ..................................    420           15.15
Unallocated ....................................    740              --
                                                 ------           -----
                                                 $9,334          100.00%
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

         BMJ's total deposits increased to $537.2 million at September 30, 1996 compared to $485.0 million at December 31, 1995.

         Table 1 provides information concerning average rates and balances of BMJ's interest-bearing deposits for the nine-month periods ended September 30, 1996 and 1995. Among other things, Table 1 shows that as a result of the increasing interest rate environment during 1996, the average rate paid on BMJ's average interest-bearing deposit balances increased to 3.41% for the nine-month period ended September 30, 1996 from 3.07% for the comparable 1995 period.

         Federal Funds Purchased and Other Borrowed Funds

         Federal Funds purchased and other borrowed funds at September 30, 1996 includes Federal funds purchased of $3.7 million and a short-term advance of $10.5 million from the Federal Home Loan Bank. These borrowings provide an additional source of funds to support BMJ's securities portfolio and loan portfolio growth. As indicated in Table 1, the average balance of Federal funds purchased and other borrowed funds increased from $176 thousand for the nine-month period ended September 30, 1995 to an average balance of $8.7 million for the comparable 1996 period. The average cost increased by 108 basis points during 1996 to 5.64% compared to 4.56% in 1995 due to the higher level of market interest rates in 1996.

         Capital

         BMJ and Summit Bancorp ("Summit") announced the signing of an agreement on August 29, 1996 under which Summit will acquire BMJ in an exchange of stock.

         The agreement contemplates an exchange of 0.560 of a share of Summit common stock for each share of BMJ stock. Summit will receive an option to purchase up to 19.9% of BMJ's common stock if certain conditions occur. Additionally, the agreement allows for BMJ to declare quarterly common dividends until the closing date in an amount equivalent to the common dividend rate declared by Summit.

         The transaction is subject to shareholder and regulatory approvals and certain other conditions and is scheduled to be completed in the first quarter of 1997. It is anticipated that it will be accounted for as a pooling-of-interests.

         BMJ's capital management objectives are to maintain a strong capital base while also maximizing shareholder value. The following table provides selected shareholders' equity ratios at September 30, 1996 and December 31, 1995.

(in thousands)                                   September 30,      December 31,
                                                     1996              1995
                                                     ----              ----
Shareholders' equity                             $ 66,322           $ 65,622
Shareholders' equity to assets ratio                10.12%             11.15%
Book value per share                             $   8.83           $   8.62

         The decrease in BMJ's equity ratio from December 31, 1995 resulted from the repurchase of common stock, payment of cash dividends as well as asset growth. In January 1996, the Board of Directors authorized the repurchase of up to 5% of BMJ's common stock at management's discretion, either on a privately negotiated basis or on the open market. As of September 30, 1996, BMJ had repurchased 178,000 shares under this authorization. As a result of the Summit agreement, no additional share repurchases are expected to be made.

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

                                             September 30, 1996                        December 31, 1995
                                    -----------------------------------        -----------------------------------
                                         Total               Tier 1                Total                 Tier 1
                                      Risk-Based            Risk-Based           Risk-Based            Risk-Based
                                    Capital Ratio         Capital Ratio        Capital Ratio         Capital Ratio
B.M.J.Financial Corp.                   15.09%                13.83%              16.05%                14.19%
The Bank of Mid-Jersey                  14.02%                12.76%              14.17%                12.90%

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

         The leverage ratios of BMJ and Mid-Jersey were as follows on the dates shown:

                             Leverage Ratio at        Leverage Ratio at
                             September 30, 1996       December 31, 1995
                             ------------------       -----------------
B.M.J.Financial Corp.               10.14%                 10.87%
The Bank of Mid-Jersey               9.48%                 10.18%

         Failure to satisfy any minimum capital requirement applicable to BMJ or Mid-Jersey could subject BMJ or Mid-Jersey, as the case may be, to regulatory actions by the FRB.

         As a result of BMJ's strong capital ratios and continued earnings progress, the payment of quarterly dividends to shareholders was resumed during 1995 at the level of $.05 per share. During the fourth quarter of 1995, BMJ announced a 50% increase in the amount of the quarterly cash dividend to $.075 per share. In April, BMJ announced a quarterly cash dividend of $.10 per share that was paid on July 1, 1996. On August 29, BMJ announced a quarterly cash dividend of $0.20 per share to shareholders of record on September 15, 1996 that was paid on October 1, 1996.

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

         At September 30, 1996, BMJ had a total of $101.7 million or 15.5% of total assets in cash and cash equivalents, and securities available for sale, representing its primary sources of liquidity, as compared to $90.2 million or 15.3% of assets at December 31, 1995. Another source of asset liquidity is the cash flows provided by maturities and periodic repayments of principal of both the securities held to maturity portfolio and the loan portfolio.

         Liabilities also provide a source of liquidity for BMJ. Wholesale certificates of deposit (none of which were brokered deposits) and repurchase agreements comprised 8.1% of total liabilities at September 30, 1996 and 5.1% of total liabilities at December 31, 1995. Management believes there is substantial room to increase these funding sources if necessary to meet its liquidity needs. The Bank of Mid-Jersey joined the Federal Home Loan Bank system during 1995 and has established a line of credit of approximately $71.9 million with the Federal Home Loan Bank of New York to further support and enhance liquidity. At September 30, 1996, approximately $26.5 million was outstanding against this line of credit. In addition, Mid-Jersey currently has a $5.0 million line of credit with a correspondent bank to cover short term funding needs in the federal funds market.

         As shown in the Consolidated Statement of Cash Flows, cash and cash equivalents decreased by $709 thousand to $24.9 million at September 30, 1996. This decrease reflected net cash of $8.5 million provided by operating activities and $60.0 million of net cash provided by financing activities offset by $69.2 million of net cash used in investing activities. Cash generated by operating activities reflected BMJ's net income of $6.8 million adjusted for noncash charges and credits. Cash provided by financing activities primarily reflected the net increases in certificates of deposit partly offset by the purchase of treasury stock and repayments of capital notes and long term debt. Cash used in investing activities was primarily for the purchase of the securities available for sale and the net increase in loans, offset in part by the proceeds from maturities of securities available for sale and the proceeds from maturities of securities held to maturity.

         At September 30, 1996, B.M.J. Financial Corp., the parent company, had a total of $2.1 million in cash and cash equivalents and $3.8 million in available-for-sale securities, which serve as the parent company's primary sources of liquidity. The parent company does not maintain lines of credit or other borrowing arrangements. B.M.J. Financial Corp. has the capacity to borrow funds from the Federal Reserve discount window to meet liquidity needs that are not funded through subsidiary dividends or income.

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

Item 5.  Other Information.
                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                      11.  Statement Regarding Computation of Per Share Earnings
                      27.  Financial Data Schedule

                  (b) Reports on Form 8-K

                      BMJ filed a current report on Form 8-K with the Securities and Exchange Commission on September 16, 1996. The report included as exhibits thereto the Agreement and Plan of Merger, dated August 28, 1996, between B.M.J. Financial Corp. And Summit Bancorp; the B.M.J. Financial Corp. Stock Option Agreement, dated August 29, 1996, by and between B.M.J. Financial Corp. And Summit Bancorp; and a News Release dated August 29, 1996 announcing the agreement and plan of merger.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             B.M.J. Financial Corp.
                                                (Registrant)



Date  11/04/96                         By       /s/E. Jack Elias
                                                ----------------
                                                   E. Jack Elias
                                                   President




Date  11/04/96                                  /s/Joseph M. Reardon
                                                --------------------
                                                   Joseph M. Reardon
                                                   Chief Financial Officer